Form 10-Q
period 2007-06-30
Data Domain, Inc.
filed 2007-08-13
CIK 1391984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33517

Data Domain, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3412175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2300 Central Expressway

Santa Clara, California 95050

(Address of Principal Executive Offices including Zip Code)

(408) 980-4800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 31, 2007 was: 53,398,709

Data Domain, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Data Domain, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Current Assets:
Cash and cash equivalents	$12,184	$11,857
Receivable from initial public offering	113,114	—
Accounts receivable, net	18,475	15,454
Inventories	2,251	1,193
Prepaid expenses and other current assets	1,169	311

Total current assets	147,193	28,815
Intangible asset	333	400
Property, plant and equipment, net	4,355	1,698

Total assets	$151,881	$30,913

Current Liabilities:
Accounts payable	$4,041	$3,590
Accrued compensation and related benefits	4,792	3,688
Other accrued liabilities	5,288	1,781
Income taxes payable	247	246
Deferred revenue, current	10,251	6,654

Total current liabilities	24,619	15,959
Deferred revenue, non-current	4,566	2,641
Long-term exercised unvested stock options	1,154	1,046
Other liability	—	3,319
Commitments and contingencies
Mandatorily redeemable convertible preferred stock	—	41,514
Stockholders’ equity (deficit):
Common stock and additional paid-in capital	160,861	3,049
Accumulated other comprehensive income	3	3
Stockholder note receivable	(15)	(15)
Accumulated deficit	(39,307)	(36,603)

Total stockholders’ equity (deficit)	121,542	(33,566)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$151,881	$30,913

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Product	$23,598	$7,079	$41,478	$12,432
Support and services	2,838	452	4,975	624
Ratable product and related support and services	72	2,085	264	4,423

Total revenue	26,508	9,616	46,717	17,479

Cost of revenue:
Cost of product	6,442	2,098	12,291	4,088
Cost of support and services	905	456	1,703	766
Cost of ratable product and related support and services	21	493	97	1,055

Total cost of revenue	7,368	3,047	14,091	5,909

Gross profit	19,140	6,569	32,626	11,570

Operating expenses:
Sales and marketing	12,419	4,107	21,102	7,204
Research and development	5,659	2,182	10,162	4,497
General and administrative	2,310	526	4,088	931

Total operating expenses	20,388	6,815	35,352	12,632

Operating loss	(1,248)	(246)	(2,726)	(1,062)

Other income (expense), net:
Interest income	180	132	336	261
Other income (expense), net	(13)	185	(109)	134

Total other income (expense), net	167	317	227	395

Income (loss) before provision for income taxes	(1,081)	71	(2,499)	(667)
Provision for income taxes	150	22	205	33

Net income (loss)	$(1,231)	$49	$(2,704)	$(700)

Net income (loss) per share, basic	$(0.11)	$0.01	$(0.25)	$(0.09)

Net income (loss) per share, diluted	$(0.11)	$—	$(0.25)	$(0.09)

Shares used in computing basic net income (loss) per share	11,518	7,757	10,655	7,734

Shares used in computing diluted net income (loss) per share	11,518	12,283	10,655	7,734

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating Activities:
Net loss	$(2,704)	$(700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	709	471
Stock-based compensation	3,203	415
Accounts receivable allowance	(10)	(3)
Provision for inventories	250	—
Amortization of evaluation inventory	1,131	533
Common stock issued for services	—	3
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,011)	(2,083)
(Increase) in inventories	(2,346)	(451)
(Increase) in prepaid expenses and other current assets	(858)	(258)
Increase (decrease) in accounts payable	451	(66)
Increase in accrued compensation and related benefits	1,104	219
Increase in other accrued liabilities	3,413	393
Increase in income taxes payable	1	—
Increase in deferred revenue	5,522	41

Net cash provided by (used in) operating activities	6,855	(1,486)

Investing activities:
Purchase of property, plant and equipment	(3,299)	(544)

Net cash used in investing activities	(3,299)	(544)

Financing activities:
Payment for initial public offering costs	(3,850)	—
Proceeds from issuance of common stock, net of repurchases	621	210

Net cash provided by (used in) financing activities	(3,229)	210

Effect of exchange rate changes on cash and cash equivalents	—	(64)

Net increase (decrease) in cash and cash equivalents	327	(1,884)
Cash and cash equivalents at beginning of period	11,857	12,505

Cash and cash equivalents at end of period	$12,184	$10,621

Supplemental schedule of cash flow data:
Cash paid for income taxes	$231	$9

Non-cash operating activity:
Issuance of common stock for Quantum settlement	$3,319	$—

Non-cash financing activities:
Conversation of mandatorily redeemable convertible preferred stock to common stock and additional paid in capital	$41,514	$—

Receivable from initial public offering	$113,114	$—

See Notes to Condensed Consolidated Financial Statements

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Data Domain, Inc. was incorporated in the State of Delaware in October 2001. Our appliances provide capacity-optimized storage for disk-based backup and network–based disaster recovery. We began selling our products and services in February 2004. Our product sales generally include a software license, hardware, post-contract customer support and, in some cases, installation services.

Initial Public Offering

We commenced our initial public offering, or IPO, of common stock on June 27, 2007, and the offering was completed on July 2, 2007. We sold and issued 8,108,500 shares of our common stock in our IPO, including 1,108,500 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $15.00 per share. We raised approximately $109.3 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $3.8 million. Upon the closing of the IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock.

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. The condensed consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements which are included in our final Prospectus dated June 26, 2007, or Prospectus, related to our IPO. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Prospectus.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of June 30, 2007, our results of operations for the three and six months ended June 30, 2007 and 2006, and our cash flows for the six months ended June 30, 2007 and 2006. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the six months ended June 30, 2007 as compared to the significant accounting policies described in our Prospectus.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued prior to our IPO, the allowance for doubtful accounts, warranty reserve and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

Revenue Recognition

We derive our revenue from sales of our products and support services through third-party value added resellers and distributors, or channel partners, and directly to customers. Product revenue primarily consists of revenue from sales of our appliances and expansion shelves. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with industry standard appliance hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon the establishment of an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

Substantially all of our products have been sold in combination with support and services, which primarily consist of hardware and software support. Hardware support includes repair or replacement in the event of breakage or failure, and telephone and internet access to technical information and support personnel during the term of the support period. Software support provides customers with rights to unspecified software updates and to maintenance releases and patches released during the term of the support period. Installation services, when provided, are also included in support and services revenue. We have established vendor specific objective evidence, or VSOE, of fair value of our support and services as measured by the renewal prices offered to and paid by our customers. Accordingly, we use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered support and services, which is a specified dollar amount, is deferred and the remaining portion of the arrangement is recognized as product revenue. This product revenue is generally recognized upon shipment, except for certain customers whose terms are FOB destination point wherein the revenue is recognized upon delivery,

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

based on freight terms of FOB shipping point or FCA (Incoterms 2000) shipping point, assuming all other criteria for revenue recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the customer has been obtained. In all cases of direct or indirect channel sales, we recognize revenue once a customer is identified and shipment has occurred, assuming all other criteria for revenue recognition discussed above have been met. The fair value of the support and services is recognized as support and services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.

Prior to the first quarter of 2005, we had not established VSOE of fair value of support and services contracts provided to our direct and indirect channels. As a result, prior to the first quarter of 2005, we recognized all revenue for multiple element arrangements ratably over the term of the support and services contract and deferred and recognized the direct cost of product over the corresponding period, typically one to three years. Beginning in the first quarter of 2005, we determined that we had established VSOE of fair value of support for products sold in certain types of transactions and continued to establish VSOE of fair value throughout 2005 for the remaining types of transactions. Beginning in the first quarter of 2006, we had established VSOE of fair value for support and services for all types of transactions. Initial product sales through our direct sales channel sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $273,000 and $94,000 for the three months ended June 30, 2007 and 2006, respectively, and $535,000 and $133,000 for the six months ended June 30, 2007 and 2006, respectively.

Deferred Cost of Product Revenue

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we defer the related inventory costs for the delivered items and net the amount against the applicable deferred revenue in the balance sheet presentation in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

Stock-based compensation included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of product	$26	$4	$42	$7
Cost of support and services	26	1	114	2
Sales and marketing	818	90	1,295	146
Research and development	668	101	976	185
General and administrative	555	9	776	75

Total stock-based compensation expense	$2,093	$205	$3,203	$415

Prior to January 1, 2006, we accounted for stock options granted using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized in 2006 includes the expense for stock options granted subsequent to January 1, 2006, based on the fair value at the grant date estimated in accordance with SFAS 123(R), and the expense as determined under SFAS 123 for options granted prior to, but not vested as of, January 1, 2006. We recognize this expense on a straight-line basis over the optionees’ requisite service period. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. For stock option awards granted prior to January 1, 2006, we determined the fair value of the award using the minimum value method under SFAS 123. Prior to our IPO, given the absence of an active market for our common stock, our board of directors, taking into consideration the valuation work of an independent valuation firm, determined the fair value of our common stock in connection with our grant of stock options and stock awards. Our board of directors made such determinations based on valuation criteria and analyses, the business, financial and venture capital experience of the individual directors and input from management.

On June 27, 2007, we implemented our 2007 Employee Stock Purchase Plan, or ESPP. Our ESPP is compensatory and will result in compensation costs accounted for under SFAS 123(R).

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of options granted under the 2002 Plan and the shares granted under the ESPP were estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
Options Granted	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Average expected life in years	4.45	4.0	4.03	4.0
Expected volatility	70%	70%	70%	70%
Weighted-average volatility	70%	70%	70%	70%
Risk-free interest rate	4.6% - 5.15%	4.86% - 5.05%	4.47% - 4.75%	4.36% - 5.05%

ESPP
Average expected life in years	7 months
Expected volatility	70%
Weighted-average volatility	70%
Risk-free interest rate	4.95%

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and six months ended June 30, 2007 and 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and six months ended June 30, 2007 and 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $32.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.3 years. Amortization in the three months ended June 30, 2007 and 2006 was $2.1 million and $205,000, respectively, and in the six months ended June 30, 2007 and 2006 was $3.2 million and $415,000, respectively.

Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of six month purchase periods. Upon adoption of the ESPP plan, the initial purchase period commenced on June 27, 2007 and will end on January 31, 2008. At June 30, 2007, the total compensation cost of approximately $2.0 million related to the initial purchase period under the ESPP will be recognized on a straight-line basis through January 31, 2008, the end of the first purchase period.

Under the 2002 Plan, as of June 30, 2007, up to 19,691,646 shares of our common stock were reserved for grants to eligible employees, directors and consultants. As of June 30, 2007, 363,455 remained available for grant under the 2002 Plan, which transferred to the 2007 Equity Incentive Plan, or 2007 Plan, as of the date of our IPO.

In May 2007 our board of directors approved the 2007 Plan and the 2007 Employee Stock Purchase Plan. The following number of shares was reserved under these plans:

Shares
2007 Equity Incentive Plan	6,000,000
2007 Employee Stock Purchase Plan	1,200,000

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant. Following the IPO, the fair value of our common stock is determined by the trading price of such stock on the Nasdaq Global Market. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. For some options granted under the 2002 Plan, employees had the right to exercise their options prior to vesting. Any unvested stock issued under the 2002 Plan is subject to repurchase by us upon the employee’s termination of service. Grants made pursuant to the 2007 Plan generally do not provide for the immediate exercise of options.

The following tables summarize information about our stock option activity and stock options outstanding:

	Available for Grant	Number Granted	Weighted Avg Exercise Price
Balance, December 31, 2006	93,567	9,517,246	$0.44
Additional options authorized	4,354,863	—
Granted	(5,269,548)	5,269,548	$9.41
Exercised	—	(816,393)	$7.87
Repurchased	88,250	—	$0.73
Cancelled	1,096,323	(1,096,323)	$0.56

Balance, June 30, 2007	363,455	12,874,078	$3.60

The range of exercise prices for options outstanding at June 30, 2007 was $0.05 to $15.00.

Range of Exercise Price	Options Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0.05-$0.40	4,389,866	7.02	$0.22
$0.70-$1.00	3,689,946	8.94	$0.76
$7.26-$8.90	3,517,866	9.66	$7.94
$10.55-$15.00	1,276,400	9.76	$11.75

$0.05-$15.00	12,874,078	8.56	$3.63	$146,399,453

Vested	4,143,344	7.16	$0.53	$59,942,016
Expected to Vest	8,294,197	8.51	$3.52	$86,457,437

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at June 30, 2007. During the six months ended June 30, 2007, the aggregate intrinsic value of stock option awards exercised was $1.7 million, determined at the date of option exercise.

The weighted-average fair value of options granted in the three and six months ended June 30, 2007 was $8.77 and $5.83 per share, respectively, and the weighted-average exercise price of options granted in the three and six months ended June 30, 2007 was $12.50 and $9.41 per share, respectively.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At June 30, 2007 and December 31, 2006, there were 1,472,000 and 1,885,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At June 30, 2007 and December 31, 2006, there was $1.2 million and $1.0 million, respectively, recorded in long-term liabilities related to the issuance of these shares.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars and Euros. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency remeasurement for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our consolidated statement of operations, and amounted to $(69,000), and $(173,000) for the three months ended June 30, 2007 and 2006, respectively, and $52,000 and $(107,000) for the six months ended June 30, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience, and financial review of the customer.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. For the three months ended June 30, 2007 and 2006, we did not have a write off to bad debt. For the six months ended June 30, 2007 and 2006, we wrote off $7,000 and $0, respectively, to bad debt.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market value. Finished goods constitute a large portion of our inventory and include customer evaluation units which are carried at cost less accumulated amortization.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We amortize the cost of these evaluation units on a straight-line basis over twelve months upon the initial transfer of a unit into the evaluation pool. The cost of the amortization of evaluation units is included in costs of product revenue. If an evaluation unit is purchased, we record a sale pursuant to our revenue recognition policy. We assess the valuation of our inventory on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products.

We had provision for inventory in the three months and six months ended June 30, 2007 of approximately $250,000 related to our discontinuance of our 4xx series of products. We had no inventory write-downs in the three and six months ended June 30, 2006. Amortization of evaluation units was approximately $663,000 and $307,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $533,000 for the six months ended June 30, 2007 and 2006, respectively. Spares are expensed to cost of product as purchased. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material. We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days’ written notice. We also purchase some finished products from a single source supplier under a three-year agreement. At June 30, 2007, we had $2.2 million of non-cancellable purchase commitments with a third-party supplier. In addition, we had an additional $2.5 million of other non-cancellable purchase commitments with other third-party vendors.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the customer for hardware and 90 days for software. For existing products, the warranty reserve is based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product.

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are exchanging the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a different fabricator. We believe our estimates and judgments for the replacement program continue to be reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of June 30, 2007, $537,000 remains in accrued liabilities to cover future costs associated with this field replacement program. To the extent there are differences between this estimate and actual results, our consolidated financial statements will be affected.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(in thousands)
Warranty reserve - December 31, 2006	$21
Warranty expense	1,296
Warranty usage	707

Warranty reserve - June 30, 2007	$610

Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and income taxes payable approximate their fair values due to the short-term maturity of these instruments.

Comprehensive Income

Accumulated other comprehensive income was $3,000 at June 30, 2007 and December 31, 2006, respectively, resulting entirely from cumulative foreign currency translation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. We are required to adopt SFAS No. 157 effective at the beginning of 2009. We are evaluating the impact this statement will have on our consolidated financial statements

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including options and common stock subject to repurchase.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$(1,231)	$49	$(2,704)	$(700)

Net income (loss) per share, basic	$(0.11)	$0.01	$(0.25)	$(0.09)

Net income (loss) per share, diluted	$(0.11)	$—	$(0.25)	$(0.09)

Shares used in computing basic net income (loss) per share	11,518	7,757	10,655	7,734
Net effect of dilutive stock options	—	4,526	—	—

Shares used in computing diluted net income (loss) per share	11,518	12,283	10,655	7,734

Net income (loss) per share:
Basic	$(0.11)	$0.01	$(0.25)	$(0.09)

Diluted	$(0.11)	$—	$(0.25)	$(0.09)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Options to purchase common stock and common stock subject to repurchase	11,518	—	10,655	7,734
Convertible preferred stock (as converted basis)	—	34,721	—	34,721

3. INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials and accessories	$568	$10
Evaluation units	1,090	796
Finished goods	593	387

Total	$2,251	$1,193

We recorded a provision for inventory in the three months and six months ended June 30, 2007 of approximately $250,000 related to our discontinuance of our 4xx series of products.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Product - current	$1,112	$2,207
Support and services	9,284	4,898
Ratable product and related support and services	120	142
Less: deferred cost of product revenue	(265)	(593)

Deferred revenue, current	$10,251	$6,654

Product, non-current	—	—
Support and services, non-current	4,538	2,556
Ratable product and related support and services, non-current	30	85
Less: deferred cost of product revenue	(2)	—

Deferred revenue, non-current	$4,566	$2,641

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support and services revenue represents customer payments made in advance for annual support and services contracts. Support and services contracts are typically billed in advance on a per annum basis and revenue is recognized ratably over the support period. Deferred ratable product and related support and services revenue consists of revenue on transactions prior to 2006 where VSOE of fair value of support and services had not been established and, as a result, the entire arrangement was being recognized ratably over the related support period. Deferred revenue related to our sales to our Japanese distributor where we do not have a known customer is included in current deferred product revenue and is recognized upon the reporting by the distributor of sell-through to the customer. All other customers are known to us upon sale of our appliances.

5. GUARANTEES

Our agreements with our channel partners and, less frequently, our customers, generally include certain provisions for indemnifying the channel partners and customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Under the terms of our lease for our corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place, and has not been required by our sub-lessor.

As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our officers, directors and certain key employees for certain events or occurrences while the officer, director or employee is or was serving at our request in such capacity. These indemnification obligations are valid as long as the director, officer or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and generally enables us to recover a portion of any future amounts paid.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. COMMON STOCK

Upon the closing of the IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock. We sold and issued 8,108,500 shares of our Common Stock as of July 2, 2007, the closing date of our IPO.

7. INCOME TAXES

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and June 30, 2007 was $820,000 and $1.1 million, respectively. Of this total, $98,000 represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate.

We estimate the total amounts of unrecognized tax benefits associated with our research and development tax credits and the allocations of revenue and costs amongst our global operations to increase by approximately $152,000 over the next three months. At this time, we are unable to estimate the range of the reasonably possible change in unrecognized tax benefits over the next twelve months.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. As of June 30, 2007, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48. For the six months ended June 30, 2007, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes. The tax years 2002 through 2006 remain open to examination by the major domestic taxing jurisdictions to which we are subject, and for the international jurisdictions the tax years open to examination vary depending on the local tax laws. The amount of loss carry forwards as of December 31, 2006 was $26.0 million for federal and $24.0 million for state.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
North America	$19,414	$6,885	$34,059	$12,004
Europe, Africa and Middle East	6,285	2,507	9,441	4,621
Japan and Asia	809	224	3,217	854

Total	$26,508	$9,616	$46,717	$17,479

Long-lived assets

(in thousands)	June 30, 2007	December, 31 2006
North America	$4,285	$1,671
International	70	27

Total	$4,355	$1,698

9. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

10. SUBSEQUENT EVENTS

On July 10, 2007, we entered into a lease for office space, which we intend to use as our new corporate headquarters. The term of the lease runs from November 1, 2007 to October 31, 2014 and the approximate aggregate rent due over the term of the lease is $15.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings, including our final prospectus dated June 26, 2007, which we filed in connection with our IPO. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in October 2001 with a mission to develop breakthrough compression technology for disk-based capacity-optimized storage. We began shipping our appliances in February 2004 to address the backup and network-based disaster recovery needs of enterprises. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of June 30, 2007, our appliances had been sold to approximately 1,000 enterprises worldwide.

We are headquartered in Santa Clara, California. Our personnel are located throughout the United States and in numerous countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

We commenced our initial public offering, or IPO, of common stock on June 27, 2007, and the offering was completed on July 2, 2007. We sold and issued 8,108,500 shares of our common stock in our IPO, including 1,108,500 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $15.00 per share. We raised approximately $109.3 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $3.8 million, which were received on July 2, 2007. Upon the closing of the IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock.

Our single product line of storage appliances is sold in different configurations depending on a customer’s requirements for storage capacity and performance. Variations in storage capacity and performance are delivered through the use of a variety of interchangeable component parts such as internal disk drives and central processing units. All of our appliances use our Global Compression technology to deduplicate data and, therefore, reduce the storage capacity required for backup and disaster recovery. When purchasing our appliances, customers may license one or more of our software technologies embedded in our appliances, including software that enables customers to utilize wide area network (WAN) vaulting to replicate backup data offsite.

Substantially all of our appliances have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years.

We sell our appliances through a network of channel partners and through our direct sales force. In the year ended December 31, 2006 and the six months ended June 30, 2007, approximately 85% of our revenue was generated by sales through indirect channels. As of June 30, 2007, we had over 100 channel partners, and we expect that we will continue to sell a substantial majority of our appliances through our channel partners. We consider the development of indirect sales channels in domestic and international markets to be important to future revenue growth and widespread acceptance of our products.

Growth of our product revenue will depend on our ability to attract new customers and on additional sales to existing customers. Our growth will also depend on our ability to introduce, and the market acceptance of, new products with higher capacity and performance and new products designed to serve other sectors of the storage market, such as archival storage. We expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 27% and 28% of our total revenue in the three months ended June 30, 2007 and 2006, respectively, and 27% and 31% in the six months ended June 30, 2007 and 2006, respectively. However, over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any quarter or year.

Our ability to achieve and sustain profitability will also be affected by the extent to which we incur additional expenses to expand our sales, marketing, product development and general and administrative capabilities. Personnel costs constitute the largest component of our operating expenses. Personnel costs consist of salaries, benefits, incentive compensation, including commissions for sales personnel, and stock-based compensation expense. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to ship our products to our international customers.

We believe our operations are more efficient and flexible because we outsource manufacturing of our products, and because we subcontract with a third party to provide onsite hardware repair and replacement services for our appliances, except in those instances where channel partners provide these services directly to our customers.

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant growth in our total revenue, you should not assume that our historical growth rates are indicative of future growth.

Revenue. Revenue is composed of product revenue, support and services revenue, and ratable products and related support and services revenue. Our product revenue is composed of sales of our appliances, sales of expansion shelves that augment the internal storage of our appliances, and shipping charges. Our support and services revenue is derived from support and services contracts, which typically have a duration of one to three years, and installation services. Ratable product and related support and services revenue is derived from arrangements in which product and support are bundled and no vendor specified objective evidence of fair value exists for the undelivered support and services. For those arrangements, we recognize the entire arrangement fee over the period of the related support and services contract. As of June 30, 2007, we had $150,000 in remaining deferred revenue related to ratable product and related support and services revenue.

Cost of Revenue. Cost of revenue is composed of cost of product revenue, cost of support and services revenue, and cost of ratable products and related support and services revenue. Cost of product revenue consists primarily of the cost charged by our contract manufacturer to manufacture our appliances, the cost of expansion shelves charged by the original equipment manufacturer, shipping charges, warranty obligations, the amortization of evaluation units, overhead allocations, personnel-related costs and, provisions for excess and obsolete inventory, if any. Cost of support and services revenue consists of salaries, related costs of customer support personnel, overhead allocations and any third-party costs we incur in order to provide hardware repair and replacement services. Cost of ratable product and related support and services revenue consists of hardware and support and services costs related to transactions recognized ratably.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including our appliance configuration mix, because our higher-capacity and higher-performance configurations tend to have higher gross margins; average selling prices of our appliances; the extent to which our revenue is composed of support and services revenue, which tends to have lower gross margins; new product introductions and enhancements; the cost of the components incorporated in our appliances; the cost of providing support and services; and the mix of direct sales and sales through our channel partners, which affects our average unit sales prices.

Operating Expenses. Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We grew from 179 employees as of December 31, 2006 to 303 employees as of June 30, 2007. We expect to continue to hire significant numbers of new employees in order to support our growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will significantly increase in absolute dollar amounts.

Sales and Marketing—Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, employee sales commissions and marketing programs. We intend to continue to invest heavily in sales and marketing by increasing the number of sales and channel support personnel worldwide. We expect future sales and marketing costs to continue to increase. Hiring additional sales personnel reduces short-term operating margins until the new sales personnel generate meaningful revenue.

Research and Development—Research and development expenses primarily include personnel costs, depreciation on lab equipment, costs of prototype equipment, quality assurance infrastructure depreciation, other related costs of quality assurance and overhead allocations. We expense research and development costs as incurred. We expect that research and development costs will continue to increase in absolute dollar amounts.

General and Administrative—General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist of outside legal, tax and audit costs. We expect to incur significant additional expenses as a result of operating as a public company, as we hire additional personnel and incur costs for implementation of new information technology systems.

Other Income (Expense), Net—Other income (expense), net consists primarily of interest income on cash balances and foreign currency remeasurement gains or losses. We historically have invested our cash in money market funds, and we have invested the funds from our IPO in a combination of U.S. Treasury and money market funds.

Provision for Income Taxes. For the year ended December 31, 2006, we commenced the utilization of our federal loss carryforwards, resulting in no regular federal or California state income tax. However, we incurred alternative minimum tax, or AMT, for both federal and state purposes. We also incurred foreign taxes and state income or capital taxes in states in which we did not have loss carryforwards to offset taxable income. Accordingly, in the three and six months ended June 30, 2007 and 2006, we have recorded an income tax provision for both federal and California AMT, foreign taxes and state income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, warranty reserve and allowance for doubtful accounts.

Revenue Recognition

Our software is integrated with industry standard components and is essential to the functionality of our appliances. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9, for all transactions involving the sale of software. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon establishing an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess our ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

We recognize revenue for our appliances, which include multiple elements, using the residual method as allowed by SOP 98-9. Under this method, we allocate and defer revenue for the undelivered elements, which are generally support and services, based on relative fair value. We recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. The determination of fair value of the undelivered elements is based on the price charged when those elements are sold separately, which is referred to as vendor specific objective evidence of fair value, or VSOE.

We have established VSOE of fair value of our support and services based on the renewal prices offered to and paid by our customers. As a result, product revenue is generally recognized upon shipment, assuming all other criteria for recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the customer has been obtained. The fair value of the support and services is recognized as support and services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.

Prior to January 1, 2005, we had not established VSOE of fair value of support and services, and accordingly recognized all revenue ratably over the term of the support and services contract and deferred and recognized the direct cost of product over the corresponding period, typically one to three years. Beginning in the quarter ended March 31, 2005, we determined that we had established VSOE of fair value of support and services for products sold in certain types of transactions and continued to establish VSOE of fair value throughout 2005 for the remaining types of transactions. As of January 1, 2006, we had established VSOE of fair value for support and services for all types of transactions.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized in 2006 includes the expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R), and the expense as determined under SFAS 123 for options granted prior to, but not vested as of January 1, 2006. We recognize this expense on a straight-line basis over the optionees’ requisite service period. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, the deemed fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. For stock option awards granted prior to January 1, 2006, we estimated the fair value of the awards using the minimum value method under SFAS 123.

For stock options granted prior to our IPO, we determined that it was not practicable to calculate the volatility of our share price because our securities are not publicly traded and therefore there is no readily determinable market value for our stock, we have limited information on our own past volatility, and we have a limited operating history. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated.

Given the absence of an active market for our common stock prior to our IPO, our board of directors, taking into consideration the work of an independent valuation firm, determined the fair value of our common stock at each meeting at which grants were approved based on several factors, including valuation criteria and analysis, the preferential rights attributable to our then outstanding convertible preferred stock, developments in our business, the illiquid nature of our common stock and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company. Our board of directors made such determinations based on valuation criteria and analyses, the business, financial and venture capital experience of the individual directors and input from management.

If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense, net loss and net loss per share amounts could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, in determining the fair value of our common stock for financial reporting purposes.

We recorded stock-based compensation expense of $2.1 million and $205,000 for three months ended June 30, 2007 and 2006, respectively, and $3.2 million and $415,000 for the six months ended June 30, 2007 and 2006, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees and non-employee directors. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for all periods was 5%. If the actual rate of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

At June 30, 2007, the total compensation expense related to stock-based awards granted but not yet recognized was approximately $32.1 million, respectively, net of estimated forfeitures. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.3 years, respectively. At June 30, 2007, the total compensation cost of approximately $2.0 million related to the initial purchase period under the ESPP will be recognized on a straight-line basis through January 31, 2008, the end of the first purchase period.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market value, or cost less accumulated amortization in the case of evaluation units. We ship evaluation units to enable some of our prospective customers to test our equipment prior to purchasing. We amortize evaluation inventory on a straight-line basis over the shorter of twelve months or until sold, commencing in the month the product goes into the evaluation inventory pool. The amortization expense is included in the cost of product revenue. If a unit is purchased, we record a sale in accordance with our revenue recognition policy. We assess the valuation of our inventory on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product. During the three months ended June 30, 2007, we incurred an expense of $250,000 for inventory write-downs related to our discontinuance of our 4xx products. Amortization of evaluation units was approximately $663,000 and $307,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $533,000 for the six months ended June 30, 2007 and 2006, respectively. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material. Spare parts are expensed to cost of product revenue as purchased. As of June 30, 2007 and December 31, 2006, we had approximately $1.2 million and $656,000, respectively, in historical costs of spare parts inventory on hand that had been fully expensed.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the customer for hardware and 90 days for software. For existing products, the warranty reserve is based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are exchanging the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a different fabricator. As of June 30, 2007, approximately $537,000 remains in other accrued liabilities to cover future costs associated with this field replacement program for the specific units affected and $73,000 to cover other general warranty matters. We believe our estimates and judgments for the replacement program are reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. To the extent there are differences between this estimate and actual results, our consolidated financial statements will be affected.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and financial review of the customer. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. In the three and six months ended June 30, 2007, we did not have any write-offs. The allowance for doubtful accounts has not been material to date.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006:

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenue	$26,508	$9,616	$46,717	$17,479
Total revenue by type:
Product	23,598	7,079	41,478	12,432
Support and services	2,838	452	4,975	624
Ratable product and related support and services	72	2,085	264	4,423
% of revenue by type:
Product	89%	74%	89%	71%
Support and services	11%	5%	11%	4%
Ratable product and related support and services	0%	21%	0%	25%
Total revenue by geography:
Domestic	19,414	6,885	34,059	12,004
Europe, Africa, Middle East	6,285	2,507	9,441	4,621
Japan and Asia	809	224	3,217	854
% Revenue by geography:
Domestic	73%	72%	73%	69%
Europe, Africa, Middle East	24%	26%	20%	26%
Japan and Asia	3%	2%	7%	5%

Product revenue increased $16.5 million and $29.1 million, to $23.6 million and $41.5 million in the three and six months ended June 30, 2007, respectively, from $7.1 million and $12.4 million in the three and six months ended June 30, 2006, respectively. These increases were due to an increase in the number of units sold to new and existing customers, facilitated by an increase in the number of sales personnel, an increase in the number of our channel partners, and the introduction of new products. These products, which have higher capacity and higher performance, were sold at higher average sales prices. We expect to continue to release new products with higher capacity and higher performance.

Support and services revenue increased $2.4 million and $4.4 million, to $2.8 million and $5.0 million in the three and six months ended June 30, 2007, respectively, from $452,000 and $624,000 in the three and six months ended June 30, 2006, respectively. These increases were the result of increased product sales and, to a lesser extent, the renewal of support and services contracts by existing customers. Substantially all our customers purchase support and services contracts when they purchase our appliances. As our customer base grows, we expect the proportion of revenue generated from support and services to increase over time, from both new contracts and renewals of existing contracts.

Ratable product and related support and services decreased $2.0 million and $4.2 million, to $72,000 and $264,000 in the three and six months ended June 30, 2007, respectively, from $2.1 million and $4.4 million in the three and six months ended June 30, 2006, respectively. These decreases were the result of establishing VSOE of fair value for all support and services agreements in 2006. At June 30, 2007, we had $150,000 in remaining deferred revenue related to ratable product and related support and services revenue.

International revenue was 27% of total revenue for the three and six months ended June 30, 2007, respectively, compared to 28% and 31% for the three and six months ended June 30, 2006, respectively. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenue	$26,508	$9,616	$46,717	$17,479

Cost of product	6,442	2,098	12,291	4,088
Cost of support and services	905	456	1,703	766
Cost of ratable product and related support and services	21	493	97	1,055

Total cost of revenue	7,368	3,047	14,091	5,909

Gross profit	19,140	6,569	32,626	11,570

Gross margin	72%	68%	70%	66%

Cost of product revenue increased $4.3 million and $8.2 million, to $6.4 million and $12.3 million in the three and six months ended June 30, 2007, respectively, from $2.1 million and $4.1 million in the three and six months ended June 30, 2006, respectively. These increases were due to increased hardware costs associated with increased number of shipments of appliances to our customers. Stock-based compensation expense accounted for $21,000 and $34,000 of the increase, respectively. Also included in the increase for the six months ended June 30, 2007 is a charge of $1.2 million for estimated warranty costs associated with a field replacement program for a circuit board used in our appliances. To date, less than 1% of these circuit boards have experienced failures. In April 2007, we initiated a field replacement program to replace the circuit boards that we believe are potentially affected. This warranty charge does not assume any recovery from our supplier because any recovery is uncertain at this time.

Cost of support and services revenue increased $449,000 and $937,000, to $905,000 and $1.7 million in the three and six months ended June 30, 2007 and 2006, respectively, from $456,000 and $766,000 in the three and six months ended June 30, 2006. These increases were due to increases in our support personnel headcount from 7 at June 30, 2006 to 17 at June 30, 2007, which increased our salary expense and employee-related benefits. Additionally, we had increases in our outside service costs related to support of our products from increased sales. Stock-based compensation expense accounted for $25,000 and $112,000 of the increase. We expect the cost of support and services revenue to continue to increase for the remainder of 2007.

Cost of ratable product and related support and services declined in line with the decline in ratable product and related support and services revenue.

Sales and Marketing Expenses

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales and marketing expenses	$12,419	$4,107	$21,102	$7,204
Percent of total revenue	47%	43%	45%	41%

Sales and marketing expenses increased $8.3 million and $13.9 million, to $12.4 million and $21.1 million in the three and six months ended June 30, 2007, respectively, from $4.1 million and $7.2 million in the three and six months ended June 30, 2006, respectively. These increases were due to an increase in the number of sales and marketing employees, which grew to 162 employees at June 30, 2007 from 56 employees at June 30, 2006, including the addition of 34 sales and marketing employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. Commission expenses increased due to the substantial increase in revenue and the higher number of employees on commission plans.

Of the $8.3 million increase, salaries, employee-related benefits, fees for recruitment of new employees and commissions accounted for $5.6 million of the increase. Stock-based compensation accounted for $728,000 of the increase and the remainder was the result of increased costs from travel, tradeshow and promotional activities.

Of the $13.9 million increase, salaries, employee-related benefits, fees for recruitment of new employees, and commissions accounted for $9.4 million. Also contributing was stock-based compensation expense related to sales and marketing personnel of $1.2 million. The remainder of the increases was the result of increased costs from travel, tradeshow and promotional activity.

We anticipate that sales and marketing expenses will increase in absolute dollars and, in the near term as a percentage of total revenue, as we intend to expand our sales force, both domestically and internationally.

Research and Development Expenses

(dollar in thousands) (in thousands)	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Research and development expenses	$5,659	$2,182	$10,162	$4,497
Percent of total revenue	21%	23%	22%	26%

Research and development expenses increased $3.5 million and $5.7 million, to $5.7 million and $10.2 million in the three and six months ended June 30, 2007, respectively, from $2.2 million and $4.5 million in the three and six months ended June 30, 2006, respectively. The increase is due to an increase in personnel and consultant costs, stock-based compensation expense and facility-related costs as a result of research and development headcount increasing to 94 employees at June 30, 2007 from 43 employees at June 30, 2006.

Of the $3.5 million increase, salaries and related benefits accounted for $2.2 million, costs of consultants accounted for $200,000, stock-based compensation accounted for $567,000 and facility-related costs accounted for $297,000.

Of the $5.7 million increase, salaries and employee-related benefits accounted for $3.4 million, costs for consultants accounted for $431,000, stock-based compensation expense accounted for $791,000 and facility-related increases accounted for $517,000 of the increase. We anticipate that research and development expenses as a percentage of our total revenue will remain relatively stable for the remainder of 2007, but expect that the absolute dollar amount will increase as we continue to invest in research, new product development and enhancements to our existing appliances.

General and Administrative Expenses

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
General and administrative expenses	$2,310	$526	$4,088	$931
Percent of total revenue	9%	5%	9%	5%

General and administrative expenses increased $1.8 million and $3.2 million, to $2.3 million and $4.1 million in the three and six months ended June 30, 2007, respectively, from $526,000 and $931,000 in the three and six months ended June 30, 2006, respectively. This increase was the result of increases in personnel costs, as headcount increased to 21 employees at June 30, 2007 from 6 employees at June 30, 2006, and from professional service fees.

Of the $1.8 million increase, salaries and employee-related benefits accounted for $571,000, professional fees accounted for $428,000 and stock-based compensation accounted for $546,000.

Of the $3.2 million increase, salaries and employee-related benefits accounted for $1.1 million, professional service fees accounted for $798,000 and stock-based compensation expense accounted for $701,000.

The additional personnel and professional service fees were the result of our ongoing efforts to build our legal, finance, human resources, recruiting and information technology functions. We expect the absolute amount of general and administrative expenses to increase in the future as we expand our finance function to manage our growth and as we incur additional costs associated with being a public company.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income	$180	$132	$336	$261
Other income (expense), net	(13)	185	(109)	134

Total other income (expense), net	$167	$317	$227	$395

Total other income (expense), net decreased $150,000 and $168,000, to $167,000 and $227,000, in the three and six months ended June 30, 2007, respectively, from $317,000 and $395,000 in the three and six months ended June 30, 2006, respectively. These decreases resulted from foreign currency losses of $198,000 and $243,000 due to increased foreign currency activity. This was offset by increased interest income of $48,000 and $75,000 from higher rates of interest earned on an increased level of cash balances.

Provision for Income Taxes

Our provision for income taxes increased $128,000 and $172,000 to $150,000 and $205,000 for the three and six months ended June 30, 2007, respectively, from $22,000 and $33,000 for the three and six months ended June 30, 2006, respectively. This increase was due to our increased international activities resulting in increased foreign taxes, alternative minimum taxes and state income taxes.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and June 30, 2007 was $820,000 and $1.1 million, respectively. Of this total, $98,000 represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate.

We estimate the total amounts of unrecognized tax benefits associated with our research and development tax credits and the allocations of revenue and costs amongst our global operations to increase by approximately $152,000 over the next three months. At this time, we are unable to estimate the range of the reasonably possible change in unrecognized tax benefits over the next twelve months.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our benefit from income taxes did not change. As of June 30, 2007, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48. For the six months ended June 30, 2007, we recognized no amounts of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The tax years 2002 through 2006 remain open to examination by the major domestic taxing jurisdictions to which we are subject, and for the international jurisdictions the tax years open to examination vary depending on the local tax laws.

Liquidity and Capital Resources

(in thousands)	June 30, 2007	December, 31 2006
Working capital	$122,574	$12,856
Cash and cash equivalents	12,184	11,857

Working capital consists principally of cash and cash equivalents, a receivable from proceeds from our IPO, accounts receivable, inventory, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital increased $109.7 million due primarily to a receivable of proceeds from our IPO of $113.1 million. Other changes of note are:

•

The increase in cash was the result of improved collections from accounts receivable reflected in our decrease in days sales outstanding from an average of 78 days as of December 31, 2006 to an average of 63 days as of June 30, 2007, computed based on revenue from the immediately preceding quarter.

•	Accounts receivable increased from increased revenue.

•

Inventory increased due to an increase in the net number of units added to the evaluation inventory pool, purchases of raw materials related to new product introductions and increases in finished goods levels related to new products released in the third quarter.

•	Prepaid expenses and other current assets increased for prepaid maintenance contracts and rent and other deposits.

•

Accounts payable and other accrued liabilities increased from increased purchases of inventory and property, plant and equipment to support increased headcount and research and development spending, accrued payroll and vacation from the increase in employees, accrued consulting from increased projects and estimated warranty costs associated with our field replacement program that began in April 2007.

•	Current deferred revenue increased from higher product revenue and the related support that is recognized over the maintenance and support life.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

Prior to our IPO, we funded our operations primarily through issuances of convertible preferred stock, which provided us with net cash proceeds of $41.5 million. Beginning in February 2004, we also began funding our operations with cash collections from customers. On July 2, 2007, we completed our IPO in which we raised aggregate net proceeds of $109.3 million.

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for Asia and Japan, and denominated in Euros in Europe and Canadian dollars for Canada on certain transactions. We currently do not hedge the contracts denominated in Euros and Canadian dollars or the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel. We may change our strategy in 2007 to hedge the sales transactions denominated in Euros and may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents and working capital was a gain of $69,000 and $173,000 for the three months ended June 30, 2007 and 2006, respectively, and a gain (loss) of $(52,000) and $107,000 for the six months ended June 30, 2007 and 2006, respectively.

Cash Flows

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cash provided by (used in) operating activities	$3,359	$(739)	$6,855	$(1,486)
Cash (used in) investing activities	(1,788)	(195)	(3,299)	(544)
Cash provided by (used in) financing activities	(3,755)	99	(3,229)	210

Cash Flows from Operating Activities

We have historically experienced negative cash flows from operating activities as we continue to expand our business and build our infrastructure domestically and internationally. Our cash flows from operating activities will continue to be affected principally by the extent to which we spend on increasing personnel, primarily in sales and marketing and research and development, in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from such recently hired sales personnel. Our largest source of cash flows from operating activities is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, rent payments, inventory purchases to support our revenue growth and research and development costs.

Cash provided by operating activities increased in the six months ended June 30, 2007 due to increased sales activity, improved collections from accounts receivable as a result of an increased effort in our collection process, and an increase in deferred revenue resulting from payments on support and services contracts. We may not be able to continue to generate positive cash flows from operating activities in the near term as we continue to add personnel, increase inventory purchases and invest in functions associated with being a public company.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support employee headcount growth. The $3.3 million cash used in investing activities in the six months ended June 30, 2007 reflects our increase in headcount of 124 in the period, and investments in computer equipment, lab equipment for research and development and new system infrastructure.

Cash Flows from Financing Activities

Cash flow used in financing activities in the six months ended June 30, 2007 of $3.3 million resulted from $3.8 million of offering costs related to our IPO, offset by proceeds of $621,000 from the cash exercise of 432,000 stock options by our employees, net of 87,000 shares repurchased by us, and the cash receipt in connection with the purchase of common stock awarded to one of our non-employee directors. The $3.8 million will be offset by the collection of our initial public offering proceeds of $113.1 million that we received in July 2007.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2007:

(in thousands)	Total	2007	2008	2009	2010	2011 and beyond
Operating leases	$1,062	$273	$700	$88	$1	$—
Purchase obligations (1)	4,701	4,701	—	—	—	—

Total contractual obligations	$5,763	$4,974	$700	$88	$1	$—

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, FinePitch Technology. We provide them with a rolling six month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases which we are contractually committed to purchase. As of June 30, 2007, we had $2.2 million in aggregate unfilled purchase orders placed with FinePitch which is included in the table above.

Under the terms of the lease for our corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place and has not been required by our sub-lessor.

On July 10, 2007, we entered into a lease for office space, which we intend to use as our new corporate headquarters. The term of the lease runs from November 1, 2007 to October 31, 2014 and the approximate aggregate rent due over the term of the lease is $15.5 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000. We are still finalizing the build-out of this new facility but based on current estimates, we anticipate spending up to $10.0 million in leasehold improvements, equipment and furniture over the lease term.

Our agreements with our channel partners and, less frequently, our customers, generally include certain provisions for indemnifying the channel partners and customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Off-Balance Sheet Arrangements

At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro compared to the U.S. dollar. We had Euro-denominated revenue of approximately $6.2 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively, and $9.4 million and $4.6 million for the six months ended June 30, 2007 and 2006, respectively.

We had $217,000 in Canadian dollar revenue for the three months ended June 30, 2007, and no Canadian dollar revenue in any other period.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British pound, Euro, Canadian dollar and, to a lesser extent, the Australian and Singapore dollar. We had foreign currency denominated expenses of approximately $3.0 million and $737,000 for the three months ended June 30, 2007 and 2006, respectively, and $5.1 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, we had approximately $3.9 million in accounts receivable denominated in Euros, and approximately $427,000 in cash balance denominated in foreign currencies, primarily Canadian dollars. Changes in currency exchange rates could adversely affect our revenue and profitability, and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We have not entered into any foreign currency hedging contracts. We anticipate entering into hedging activities in the future as our exposure to foreign currencies increases with our international expansion.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $12.2 million and $11.9 million as of June 30, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. We historically have invested our cash in money market funds, and we have invested the funds from our IPO according to our investment policy. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation and in light of the material weakness in our internal controls over our financial close process as of December 31, 2006 as disclosed in our Registration Statement on Form S-1 dated June 26, 2007, our CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective. The company has implemented a remediation plan to address this material weakness throughout fiscal 2007, which includes hiring additional personnel in the finance function, including an experienced corporate controller, increasing management review and oversight of the financial statement close process, establishing formal close procedures and training of staff in their job functions. The remediation actions we have put in place have yet to be tested by our independent registered public accounting firm to determine if they have effectively addressed the identified material weakness. We expect such testing to occur as part of our December 31, 2007 annual audit process. However, given the remediation actions we have implemented to date, we believe that the condensed consolidated financial statements included in this quarterly report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending legal proceedings the outcome of which will have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.

Item 1A.	Risk Factors

Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We have a history of losses and we may not achieve or sustain profitability in the future.

We have not yet achieved profitability for any fiscal year. We experienced a net loss of approximately $1.2 million for the three months ended June 30, 2007. As of June 30, 2007, our accumulated deficit was approximately $39.3 million. We expect to continue to incur losses, and we may not become profitable in the foreseeable future, if ever. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

We have a limited operating history and compete in a new and rapidly evolving market, which makes our future operating results difficult to predict.

We were incorporated in October 2001 and first shipped our appliances in February 2004. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. As we encounter rapidly changing customer requirements and increasing competitive pressures, we likely will be required to reposition our product and service offerings and introduce new products and services. We may not be successful in doing so in a timely and appropriately responsive manner, or at all. Furthermore, because we compete in an early stage market, many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our appliances. All of these factors make it difficult to predict our future operating results, which may impair our ability to manage our business and investors’ ability to assess our prospects.

Our financial results would suffer if the market for capacity-optimized storage appliances does not continue to grow.

Our appliances are designed to address the market for capacity-optimized storage appliances for disk-based backup and network-based disaster recovery. This is a new and emerging market. Historically, enterprises have relied on tape-based technologies for backup and recovery. A reduction in demand for disk-based backup storage or network-based disaster recovery could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and products, or decreases in corporate spending. Our future financial results would suffer if the market for capacity optimized disk-based storage appliances does not continue to grow.

We experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in demand for our appliances;

•	fluctuations in sales cycles and prices for our appliances;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to hire additional sales personnel and the length of time required for any such additional personnel to generate significant revenue;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase; and

•	general economic conditions in our domestic and international markets.

In addition, we may experience seasonality in the sales of our appliances. We believe our rapid growth and limited operating history may have masked the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. Seasonal variations in our sales may lead to significant fluctuations in our quarterly operating results.

Our sales are unpredictable, even in the near term.

A substantial portion of our quarterly sales typically occurs during the last month of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. In addition, a significant portion of our sales in any quarter is not forecast at the start of the quarter and is generated by sales activity initiated within the quarter. Similarly, we have little visibility at the start of any quarter as to which existing customers, if any, will make additional purchases and when any additional purchases may occur, if at all. As a result, our quarterly operating results are difficult to predict even in the near term.

Our sales efforts involve educating potential customers about the uses and benefits of our appliances, including their technical capabilities and potential cost savings. Potential customers may undertake a significant evaluation process that has in the past resulted in a longer sales cycle. In addition, our sales cycle may be extended if potential customers decide to re-evaluate other aspects of their backup storage infrastructure at the same time they are considering a purchase of our appliances. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales. In addition, customer purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter, or at all, our business may suffer.

We derive all of our revenue from sales of a single line of systems and related customer support and services, and a decline in demand for these systems would harm our business.

We derive all of our revenue from sales of a single line of protection storage systems and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competition, product obsolescence, technological change, customer budgetary constraints or other factors. If demand for our systems were to decline, our business would be harmed.

We face intense competition that could prevent us from increasing our revenue.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. This competition has resulted in pricing pressure, and may result in the future in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders are, or a large dollar value order is, delayed or cancelled our financial results may be harmed.

Competitive products may have better performance, lower prices and broader acceptance than our appliances. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. In addition, our competitors may be able to bundle products and services that we do not offer together with a protection storage product at a combined price that is more attractive than the price we charge for our appliances. We expect increased pricing pressure in the future, which could have a negative impact on the gross margins for our appliances. Currently, we face competition from traditional providers of tape-based storage systems such as Sun Microsystems, Inc. and Quantum Corporation as well as a number of established storage companies that offer a variety of different protection storage products, including EMC Corporation and Network Appliance, Inc. and, to a lesser extent, Hitachi Data Systems Corporation, Hewlett-Packard Company and International Business Machines Corporation. Some of our competitors sell, or have announced plans to sell, capacity-optimized storage products that compete directly with our appliances, and additional competitors may introduce capacity-optimized storage products in the future. Pursuant to a cross-license agreement with Quantum, we have licensed our current, and certain future, patents relating to data storage or data transmission, which could assist Quantum in competing with us. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, in certain segments of our market, we may compete with WAN acceleration and backup software providers that incorporate deduplication capabilities in their products.

We expect increased competition from other established and emerging companies if our market continues to develop and expand. Some of our channel partners currently market products and services that compete with our appliances. If these channel partners cease to distribute our appliances for competitive reasons, our sales may decrease or not grow as quickly. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually are able to offer. We believe additional consolidation or partnerships are likely to occur in the future as companies attempt to strengthen or maintain their market positions in an evolving industry. The companies resulting from these consolidations or partnerships could significantly change the competitive landscape and adversely affect our ability to compete effectively. Some of our competitors have also entered into relationships with original equipment manufacturers, or OEMs, that could provide those competitors with sales, marketing, distribution and other advantages.

If we elect to discount our support and services pricing to attract or retain customers, we may be required to defer a portion of our revenue to future periods.

If we elect to discount our support and services pricing or otherwise introduce significant variability in our support and services arrangements, this variability may require us to defer the recognition of revenue from sales of our appliances. We recognize revenue for our appliances using the residual method as allowed by AICPA Statement of Position, or SOP, No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9. Under this method, in order to recognize product revenue upon shipment, we must establish sufficient evidence, which is referred to as vendor specific objective evidence, or VSOE, of the fair value of our support and services. We have established VSOE of fair value of our support and services based on the price charged when support and services are sold separately. If we are required to change the pricing of support and services through discounting, or otherwise introduce variability in the pricing of support and services, on certain transactions to attract or retain customers, we may be unable to maintain VSOE of the fair value of support and services for similar types of transactions. As a result, we could be required to defer all revenue for these transactions and recognize revenue ratably over the term of the related support and services contracts, which is typically one to three years. If this were to occur, our revenue would decline and our business and operating results would be harmed.

Our appliances handle mission-critical data for our customers and are highly technical in nature. If customer data is lost or corrupted, or our appliances contain software errors or hardware defects, our reputation and business could be harmed.

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by a fabricator that is no longer supplying parts for use in our appliances. Through the replacement program, we are exchanging the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a different fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. This estimate was based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of June 30, 2007, $537,000 remains in accrued liabilities to cover future costs associated with this field replacement program. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be harmed. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

Changes in existing technologies or the emergence of new products or technologies could significantly harm our business.

Changes in existing technologies could cause demand for our appliances to decline. For example, if changes in technology result in a significant reduction in the price for hard disk drives, enterprises may not need to utilize capacity-optimized storage in order to cost-effectively backup and protect their data. One or more new technologies also could be introduced that compete favorably with our appliances or that cause our appliances to no longer be of significant benefit to our customers. In addition, because our appliances work with enterprise backup software applications to transfer and store data in the protection storage environment, we are dependent on enterprises’ use of these applications for data protection and disaster recovery purposes. If enterprises adopt products or technologies that enable them to protect and recover their data without the need for backup software, demand for our appliances would be reduced significantly.

The inability of our appliances to interoperate with backup software applications would cause our business to suffer.

We have designed our appliances to interoperate with the leading enterprise backup software applications available in the market. If our appliances are not compatible with the leading backup software applications, demand for our appliances will decline. Some backup software providers currently offer products that compete with ours and other providers may do so in the future. Backup software providers may in the future make changes that would diminish the ability of our appliances to interoperate with their applications. If this were to occur, we may need to spend significant time and effort to ensure the continued compatibility of our appliances, which may not be possible at all. Any of these developments could significantly harm our business.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business will suffer.

The market in which we currently operate is rapidly developing. We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either in a timely manner or at all. We also may not be able to develop our products in a manner that enables us to successfully address the needs of other parts of the enterprise storage market. For example, our failure to extend our deduplication technology into the archival storage market, particularly if our competitors are able to do so, could harm our business. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would harm our business.

Data formats may change in a way that reduces the value of our compression technologies.

Our compression technologies have been designed to work well for data formats commonly seen in customer data centers today. The format of data stored on our appliances may change in ways that reduce the benefit of our compression technologies. Such format changes could result from changes in the applications that create or transmit the data, changes in the systems that store the data, or changes in policies concerning data encryption, compression, or encoding. For example, some potential customers in the past have employed encryption or compression technologies that they were unable or unwilling to disable and therefore did not find the benefits of our Global Compression technologies compelling. If the number of such potential customers were to increase significantly in the future, our business could suffer.

We rely on channel partners to sell our appliances, and disruptions to, or our failure to develop and manage our channel partners would harm our business.

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the three months ended June 30, 2007, approximately 85% of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we grow our organization. We have no minimum purchase commitments from any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may provide incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our appliances. Our channel partners may choose not to offer our appliances exclusively or at all. Establishing relationships with channel partners who have a history of selling our competitors’ products may also prove to be difficult. In addition, some of our channel partners are also competitors. Our failure to establish and maintain successful relationships with channel partners would seriously harm our business and operating results.

If we lose key personnel or are unable to attract and retain qualified personnel on a cost-effective basis, our business would be harmed.

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales and research and development departments. Our dependence on attracting and retaining qualified personnel is particularly significant as we attempt to grow our organization. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business would be harmed.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further significant expansion of our operations and headcount will be required. For example, our headcount increased from 179 employees as of December 31, 2006, to 303 employees as of June 30, 2007. Our growth has and will place significant demands on our management, infrastructure and other resources. To manage our growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We further expect to upgrade our enterprise resource planning software and other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively manage our growth, our business would be harmed.

We are dependent on a single contract manufacturer and changes to that relationship may result in delays or disruptions that could harm our business.

We rely on a single independent contract manufacturer, FinePitch Technology, a division of Solectron Corporation, to manufacture and assemble our appliances. We currently have an agreement in place with FinePitch that is subject to automatic extensions in one-year increments absent notice of termination by us or FinePitch. However, either party can terminate the agreement for any reason at any time with at least 90 days’ advance written notice. We may not be able to effectively manage our relationship with FinePitch, and FinePitch may not meet our future requirements for timely delivery. Our orders may represent only a small percentage of the overall orders received by FinePitch from its customers. As a result, fulfilling our orders may not be considered a priority by FinePitch in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. Although the services required to manufacture and assemble our appliances may be readily available from a number of other established contract manufacturers, it would be time consuming and costly to qualify and implement a new contract manufacturer relationship. Although we have a contingency plan in place with FinePitch in the event that its capacity at the location used to manufacture and assemble our appliances is reduced or temporarily eliminated, any event that disrupts the manufacturing and assembly process could harm our business. If FinePitch suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or if we have to change or add additional contract manufacturers, our ability to manufacture and ship appliances to our customers would be delayed and our business would suffer.

If we fail to predict accurately our manufacturing and component requirements, we could incur additional costs or experience manufacturing delays which would harm our business.

Our agreement with our contract manufacturer, FinePitch, does not provide for specific quantities or inventory levels for our appliances or the components used in our appliances. Instead, we provide purchase orders to FinePitch on a monthly basis. If we overestimate our manufacturing needs, FinePitch may assess charges or we may have liabilities for excess or obsolete inventory. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for the particular component at any given time, if we underestimate our requirements, FinePitch may have inadequate materials and components required to produce our appliances. In that event, the manufacturing of our appliances could be interrupted, shipments could be delayed and revenue could be deferred or lost. FinePitch generally carries very little inventory of components for our appliances, and we rely on suppliers to deliver necessary components to FinePitch in a timely manner based on forecasts provided to the suppliers.

Our anticipated move to a new headquarters could be disruptive to our business.

On July 10, 2007, we entered into a lease for office space which we intend to use as our new corporate headquarters. We expect to substantially move our operations into the new facility in the fourth quarter of 2007. The build-out of the new facility and the move may be disruptive to our personnel and operations, and may require substantial management time and attention. In addition, we could encounter delays in executing our plans, which could entail further disruption and associated costs. If these disruptions result in a decline in productivity of our personnel, negative impacts on operations such as product shipments and support, or if the move is delayed for any reason or we experience unanticipated expenses associated with the build-out of the facility or the move, our business and operating results may be harmed.

Our independent registered public accounting firm identified a material weakness in the design and operation of our internal controls as of December 31, 2006, which could result in material misstatements in our financial statements in future periods.

Our independent registered public accounting firm reported to our audit committee a material weakness in our financial statement close process as of December 31, 2006. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The identified material weakness resulted from lacking formal policies, procedures and processes relating to our financial statement close and account reconciliation processes and having inadequate resources in our finance organization to perform a high quality financial statement close and report our financial information in a timely manner consistent with the requirements for a publicly traded company. Specifically, this material weakness resulted from inadequate formal review and approval of account reconciliation and specific close processes. Our independent registered public accounting firm has not been engaged to audit the effectiveness of our internal control over financial reporting. If such an evaluation had been performed, or when we are required to perform such an evaluation, additional material weaknesses or significant deficiencies may have been or may be identified. As described below in “If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed,” under the current rules of the Securities and Exchange Commission, or SEC, our management and auditors will be required to evaluate and report on the effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2008.

We believe we have a plan in place to remediate the material weakness by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process. If our remediation is insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements, our business may be harmed and the price of our common stock may decline.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, beginning with the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We expect to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, Nasdaq or other regulatory authorities or subject to litigation. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

We will incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

As a public company, we incur significant legal, audit, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and the Nasdaq Stock Market’s Global Market, or Nasdaq, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the Nasdaq listing requirements require that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel are required to devote a substantial amount of time to these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers.

Any shortages in components used in our appliances could delay shipment of our appliances, which could harm our business.

We may experience shortages in components that we use in our appliances, and we may not accurately predict the availability of and demand for such components. We rely on FinePitch to procure a majority of the components used in our appliances. As a result, any disruption in FinePitch’s ability to procure necessary components in the quantities required or at reasonable prices could result in a delay in the shipment of our appliances. Due to technological, pricing or business reasons, some of the components used in our appliances are available only from a single or limited source of supply. For example, our capacity expansion shelves are currently supplied exclusively by a single vendor, Xyratex Technology Limited, our appliances depend on NVRAM cards that currently are only available from a single vendor, Micro Memory, LLC, and we acquire the chassis used in our appliances from a single vendor. Our agreement with Xyratex has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances, either we or FinePitch order NVRAM cards under a standard purchase order arrangement with Micro Memory or its distributor, and either we or FinePitch order chassis under a standard purchase order arrangement with our chassis supplier or its distributor. Significant time and effort would be required to locate new vendors for either of these components, if available at all, to qualify replacement components or to develop our appliances using an alternative technology. The unavailability of any of these or other necessary components could delay or prevent us from shipping our appliances. Component suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, to allocate available component supplies to them. In addition, increased demand generally by third parties for the components we use in our appliances may lead to decreased availability and higher prices for those components.

If we fail to offer high quality customer support and services, our business would suffer.

Once our appliances are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our appliances. A high level of customer support and services is important for the successful marketing and sale of our appliances. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our appliances to existing customers would suffer and our reputation with potential customers would be harmed. Some of our international channel partners offer primary support for the appliances they sell to customers, but we rely on a third party to provide onsite hardware repair and replacement services for most of our customers. If the third party fails to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

If we are unable to protect our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even issued patents may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we have entered into a cross-license agreement with Quantum Corporation, a competitor of ours, that provides Quantum and its controlled affiliates a license to our current and future patents that relate to or are useful with respect to data transmission or data storage and that are or may be issued or applied for (or otherwise entitled to a priority date) on or prior to January 1, 2012. As a result of this agreement, we will not be able to assert our existing patent rights and many or all of our future patent rights against Quantum or its controlled affiliates for the foreseeable future, and Quantum has certain rights to assign this license to an acquirer of Quantum. It is also possible that we may find it necessary or advantageous to enter into similar cross licenses in the future with other actual or potential competitors.

Protecting against the unauthorized use of our patents, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Third parties could claim that our appliances or technology infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claims of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our appliances. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business.

Third parties may also assert infringement claims relating to our appliances against our customers and channel partners. Any of these claims may require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally are obligated to indemnify our channel partners and, less frequently, our customers, from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages to, or on behalf of, our customers or channel partners, which could seriously harm our business.

Our use of open source software could impose limitations on our ability to commercialize our appliances.

We incorporate open source software into our appliances. The terms of many open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our appliances. In that event, we could be required to seek licenses from third parties in order to continue offering our appliances, to re-engineer our appliances, to discontinue the sale of our appliances in the event re-engineering cannot be accomplished on a timely basis or to litigate any disputes relating to our use of open source software, any of which could harm our business.

Adverse economic conditions or reduced information technology spending may harm our business.

Our business depends on the overall demand for information technology, and in particular for diskbased backup storage or network-based disaster recovery systems, and on the economic health of our current and prospective customers. The market we serve is emerging and the purchase of our appliances by new customers may involve material changes to established purchasing patterns and policies. In addition, the purchase of our appliances is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely harm our business in a number of ways, including by leading to longer sales cycles, lower prices for our appliances and reduced unit sales.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

In the year ended December 31, 2006, we derived approximately 32% of our revenue from international customers. In both the three months and six months ended June 30, 2007, we derived approximately 27% of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the management of our relationships with channel partners outside the United States, whose sales and lead generation activities are very important to our international operations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory limitations on our ability to sell our appliances in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights in some countries; and

•	political and economic instability.

Sales to international customers may also result in greater shipping costs and additional expenses to conform our appliances to the requirements of local laws or local product specifications. As we continue to expand our business internationally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales.

Our business is subject to increasingly complex environmental legislation that has increased both our costs and the risk of noncompliance and may continue to do so in the future.

We face increasing complexity in the design and manufacture of our appliances as we adjust to new and upcoming requirements relating to the materials composition of many of our appliances. For example, the European Union, or EU, has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the EU, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. A companion EU directive, the Waste Electrical and Electronic Equipment Directive imposes responsibility for the collection, recycling and recovery for certain electrical and electronic products on the manufacturers of such equipment.

We have incurred costs to comply with these regulations in the past and could incur additional costs in the future. In addition, compliance with these regulations could disrupt our operations and logistics. We will need to ensure that we can design and manufacture compliant appliances and that we can be assured a supply of compliant components from suppliers. Similar laws and regulations have been proposed or may be enacted in other regions, including the United States, Canada, China, Korea, Japan and Australia. These and other environmental regulations may require us to reengineer our appliances to utilize new components that are compatible with these regulations, which may result in additional costs to us.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the three months ended June 30, 2007, our research and development expenses were $5.7 million, or approximately 21% of revenue, and for the six months ended June 30, 2007, our research and development expenses were $10.2 million, or approximately 22% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.

In the future we may acquire other businesses, products or technologies. We have not made any acquisitions to date and, as a result, our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our business. Future acquisitions may also reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing and cash flows from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.

Our corporate headquarters and the operations of the contract manufacturer for our appliances are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could harm our business. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or delay the manufacture and shipment of our appliances, our business would be harmed.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new products and services, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the expiration of contractual lock-up agreements.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

Future sales of shares by our executive officers, directors or other holders of our common stock that purchased shares prior to our initial public offering, or the perception that such sales may occur, could cause our stock price to decline.

If our executive officers, directors or other holders of our common stock that purchased shares prior to our initial public offering, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. Of the shares of common stock outstanding as of June 30, 2007, only the shares of common stock sold in our initial public offering and shares that we may issue under our equity plans that have been registered on Form S-8, are freely tradable, without restriction, in the public market. The remaining shares are subject to lock-up agreements with us and/or the underwriters in our initial public offering pursuant to which the security holders have agreed, subject to certain exceptions, not to sell or otherwise transfer any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through the date 180 days after the date of the final prospectus for our initial offering, subject to extension as described in the final prospectus for our initial public offering.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Insiders will continue to have substantial control over us after this offering and will be able to influence corporate matters.

As of June 30, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 58.9% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

During the three months ended June 30, 2007, we granted stock options to purchase an aggregate of 1,299,900 shares of common stock to our employees and other services providers under our 2002 Plan at exercise prices ranging from $10.55 to $15.00 per share, and we granted stock awards in the aggregate of 383,998 shares of our common stock to three individuals under our 2002 Plan at an issue price of $15.00 per share. During this period, we also issued an aggregate of 128,395 shares of common stock to employees and other service providers pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $95,359. All of the foregoing issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

On July 2, 2007, we completed our IPO pursuant to a registration statement on Form S-1 (Registration No. 333-141716) which the Securities and Exchange Commission declared effective on June 26, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 8,108,500 shares of our common stock, and another 390,000 shares of our common stock sold by a certain selling stockholder. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholder, were sold at a price to the public of $15.00 per share. The managing underwriters were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC and Pacific Crest Securities Inc.

As a result of the IPO, we raised a total of $109.3 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and offering expenses of approximately $3.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholder.

We anticipate that we will use the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our infrastructure to support our anticipated growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from the IPO as described in the final Prospectus filed with the Securities and Exchange Commission on June 26, 2007.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

In the quarter ended June 30, 2007, our stockholders took the following actions by written consent without a meeting in accordance with Section 228(e) of the Delaware General Corporation Law:

•

Voting Actions taken in connection with our Initial Public Offering. On May 31, 2007, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our IPO, (2) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, (3) the adoption of our 2007 Employee Stock Purchase Plan and (4) the adoption of our 2007 Equity Incentive Plan. Written consents from stockholders holding an aggregate of 39,497,842 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 5,787,367, shares of our capital stock entitled to vote on such matters.

•

Amendment to 2002 Stock Plan. Effective June 6, 2007, stockholders holding an aggregate of 32,474,023 shares of our capital stock out of 45,285,209 shares issued and outstanding (on an as-converted to common stock basis) approved, by written consent without a meeting, the amendment of our 2002 Stock Plan to increase shares available under the 2002 Stock Plan.

Item 5.	Other Information.

None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.1	Lease dated as of July 10, 2007 between Sobrato Interests and Data Domain, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Data Domain, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-141716) on March 30, 2007, as amended.

(2)	Incorporated by reference to exhibit filed with registrant’s Form 8-K on July 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Data Domain, Inc.

Date: August 13, 2007	/s/ Michael P. Scarpelli
Michael P. Scarpelli, Chief Financial Officer
(Principal Financial and Accounting Officer)