Form 10-Q
period 2007-09-30
Data Domain, Inc.
filed 2007-11-01
CIK 1391984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(408) 980-4900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes.  ☒    No.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 31, 2007 was: 53,421,271

Data Domain, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Data Domain, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$86,831	$11,857
Short-term investments	42,448	—
Accounts receivable, net (net of allowances of $0 and $10, respectively)	23,303	15,454
Inventories	4,047	1,193
Prepaid expenses and other current assets	2,019	311

Total current assets	158,648	28,815
Intangible asset	300	400
Property, plant and equipment, net	6,807	1,698

Total assets	$165,755	$30,913

Current liabilities:
Accounts payable	$4,806	$3,590
Accrued compensation and related benefits	7,322	3,688
Other accrued liabilities	8,557	1,781
Income taxes payable	428	246
Deferred revenue, current	12,499	6,654

Total current liabilities	33,612	15,959

Deferred revenue, non-current	6,933	2,641
Long-term exercised unvested stock options	979	1,046
Other liability	—	3,319
Commitments and contingencies:
Mandatorily redeemable convertible preferred stock	—	41,514
Stockholders' equity (deficit):
Common stock and additional paid-in capital	164,464	3,049
Accumulated other comprehensive income (loss)	(46)	3
Stockholder note receivable	—	(15)
Accumulated deficit	(40,187)	(36,603)

Total stockholders' equity (deficit)	124,231	(33,566)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$165,755	$30,913

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Product	$27,992	$8,717	$69,470	$21,149
Support and services	4,000	776	8,975	1,400
Ratable product and related support and services	33	1,583	297	6,006

Total revenue	32,025	11,076	78,742	28,555

Cost of revenue:
Cost of product	8,176	2,888	20,467	6,976
Cost of support and services	1,330	480	3,033	1,246
Cost of ratable product and related support and services	3	374	100	1,429

Total cost of revenue	9,509	3,742	23,600	9,651

Gross profit	22,516	7,334	55,142	18,904

Operating expenses:
Sales and marketing	15,831	5,182	36,933	12,386
Research and development	6,111	2,665	16,273	7,162
General and administrative	2,816	574	6,904	1,505

Total operating expenses	24,758	8,421	60,110	21,053

Operating loss	(2,242)	(1,087)	(4,968)	(2,149)

Other income (expense), net:
Interest income	1,614	130	1,950	391
Other income (expense), net	68	62	(41)	196

Total other income (expense), net	1,682	192	1,909	587

Loss before provision for income taxes	(560)	(895)	(3,059)	(1,562)
Provision for income taxes	320	39	525	72

Net loss	$(880)	$(934)	$(3,584)	$(1,634)

Net loss per share, basic and diluted	$(0.02)	$(0.13)	$(0.15)	$(0.24)

Shares used in computing basic and diluted net loss per share	51,880	7,008	23,721	6,899

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities:
Net loss	$(3,584)	$(1,634)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,188	734
Stock-based compensation	6,706	742
Provision (release) for accounts receivable allowance	(10)	10
Provision for inventories	264	—
Amortization of evaluation inventory	1,870	951
Common stock issued for services	—	6
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(7,839)	(5,999)
(Increase) in inventories	(4,988)	(1,144)
(Increase) in prepaid expenses and other current assets	(1,708)	(258)
Increase in accounts payable	1,216	1,536
Increase in accrued compensation and related benefits	3,634	963
Increase in other accrued liabilities	6,785	546
Increase in income taxes payable	182	—
Increase in deferred revenue	10,137	1,725

Net cash provided by (used in) operating activities	13,853	(1,822)

Investing activities:
Purchases of property, plant and equipment	(6,197)	(838)
Purchases of available for sale securities	(49,248)	—
Proceeds from available for sale securities	6,800	—

Net cash used in investing activities:	(48,645)	(838)

Financing activities:
Proceeds from initial public offering, net of offering costs	109,161	—
Repayment of shareholder note receivable	15	—
Proceeds from issuance of common stock, net of repurchases	639	319

Net cash provided by financing activities	109,815	319

Effect of exchange rate changes on cash and cash equivalents	(49)	(89)

Net increase (decrease) in cash and cash equivalents	74,974	(2,430)
Cash and cash equivalents at beginning of period	11,857	12,505

Cash and cash equivalents at end of period	$86,831	$10,075

Supplemental schedule of cash flow data:
Cash paid for income taxes	$374	$12

Non-cash operating activity:
Issuance of common stock for Quantum settlement	$3,319	$—

Non-cash financing activities:
Conversion of mandatorily redeemable convertible preferred stock to common stock and additional paid-in capital	$41,514	$—

See Notes to Condensed Consolidated Financial Statements

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Data Domain, Inc. was incorporated in the State of Delaware in October 2001. Our appliances provide deduplication storage for disk-based backup and network–based disaster recovery. We began selling our products and services in February 2004. Our product sales generally include a software license, hardware, post-contract customer support and, in some cases, installation services.

Initial Public Offering

We commenced our initial public offering, or IPO, of common stock on June 27, 2007, and the offering was completed on July 2, 2007. We sold and issued 8,108,500 shares of our common stock in our IPO, including 1,108,500 shares sold by us pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an issue price of $15.00 per share. We raised approximately $109.2 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $3.9 million. Upon the closing of the IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock.

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. The condensed consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements which are included in our current report on Form 8-K filed with the Securities and Exchange Commission, or SEC on October 30, 2007. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 8-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of September 30, 2007, our results of operations for the three and nine months ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the nine months ended September 30, 2007 as compared to the significant accounting policies described in our audited consolidated financial statements and related notes contained in our current report on Form 8-K filed with the SEC on October 30, 2007.

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

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Substantially all of our products have been sold in combination with support and services, which primarily consist of hardware and software support. Hardware support includes repair or replacement in the event of breakage or failure, and telephone and internet access to technical information and support personnel during the term of the support period. Software support provides customers with rights to unspecified software updates and to maintenance releases and patches released during the term of the support period. Installation services, when provided, are also included in support and services revenue. We have established vendor specific objective evidence, or VSOE, of fair value of our support and services as measured by the renewal prices offered to and paid by our customers. Accordingly, we use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered support and services, which is a specified dollar amount, is deferred and the remaining portion of the arrangement is recognized as product revenue. This product revenue is generally recognized upon shipment, except for certain customers whose terms are FOB destination point wherein the revenue is recognized upon delivery, based on freight terms of FOB shipping point or FCA (Incoterms 2000) shipping point, assuming all other criteria for revenue recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the customer has been obtained. In all cases of direct or indirect channel sales, we recognize revenue once a customer is identified and shipment has occurred, assuming all other criteria for revenue recognition discussed above have been met. The fair value of the support and services is recognized as support and services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.

Initial product sales through our direct sales channel sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $482,000 and $115,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and $249,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Compensation

Stock-based compensation included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of product	$74	$6	$116	$13
Cost of support and services	90	6	204	8
Sales and marketing	1,698	121	2,993	267
Research and development	942	148	1,918	333
General and administrative	699	46	1,475	121

Total stock-based compensation expense	$3,503	$327	$6,706	$742

Prior to January 1, 2006, we accounted for stock options granted using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized in 2006 and 2007 includes the expense for stock options granted subsequent to January 1, 2006, based on the fair value at the grant date estimated in accordance with SFAS 123(R), and the expense as determined under SFAS 123 for options granted prior to, but not vested as of January 1, 2006. We recognize this expense on a straight-line basis over the optionees’ requisite service period which is generally the same as the vesting schedule of the options. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. For stock option awards granted prior to January 1, 2006, we determined the fair value of the award using the minimum value method under SFAS 123.

Given the absence of an active market for our common stock prior to our IPO, our board of directors determined the fair value of our common stock in connection with our grant of stock options and stock awards. Our board of directors made such determinations based on valuation criteria and analyses, the business, financial and venture capital experience of the individual directors and input from management.

On June 27, 2007, we implemented our 2007 Employee Stock Purchase Plan, or ESPP. Our ESPP is compensatory and will result in compensation costs accounted for under SFAS 123(R).

The fair value of options granted under the 2002 Stock Plan, and the 2007 Equity Incentive Plan, or 2007 Plan, and the shares purchased under the ESPP were determined using the following assumptions:

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Nine Months Ended
Options Granted	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Average expected life in years	4.45	4.0	4.25	4.0
Weighted-average volatility	70%	70%	70%	70%
Risk-free interest rate	4.01% - 4.68%	4.76% - 4.87%	4.0% - 4.97%	4.36% - 5.05%

ESPP
Average expected life in months	7
Weighted-average volatility	70%
Risk-free interest rate	4.95%

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and nine months ended September 30, 2007 and 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and nine months ended September 30, 2007 and 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At September 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $36.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years.

Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of six-month purchase periods. Upon adoption of the ESPP plan, the initial purchase period commenced on June 27, 2007 and will end on January 31, 2008. The ESPP is compensatory and will result in compensation expense amortized on a straight-line basis of approximately $2.0 million, of which $858,000 and $873,000 was recognized in the three and nine months ended September 30, 2007, and the remainder will be recognized through January 31, 2008, the end of the first purchase period.

Amortization of all stock-based compensation in the three months ended September 30, 2007 and 2006 was $3.5 million and $327,000, respectively, and in the nine months ended September 30, 2007 and 2006 was $6.7 million and $742,000, respectively.

As of September 30, 2007, 5,957,621 shares remained available for grant to eligible employees, directors and consultants under the 2007 Plan.

In May 2007, our board of directors approved the 2007 Plan and the 2007 Employee Stock Purchase Plan. The following number of shares was reserved under these plans:

Shares
2007 Plan	6,000,000
2007 Employee Stock Purchase Plan	1,200,000

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant. Following the IPO, the fair value of our common stock is determined by the trading price of such stock on the Nasdaq Global Market. Options typically vest with respect to 25% of the underlying shares one year after the options’ vesting commencement date and the remainder vest ratably on a monthly basis over the following three years. For some options granted under the 2002 Plan, employees had the right to exercise their options prior to vesting. Any unvested stock issued upon the exercise of options granted under the 2002 Plan is subject to repurchase by us upon the employee’s termination of service. Grants made pursuant to the 2007 Plan generally do not provide for the immediate exercise of options.

The following tables summarize information about our stock option activity and stock options outstanding:

	Available for Grant	Number Granted	Weighted Avg Exercise Price
Balance, December 31, 2006	93,567	9,517,246	$0.44
Additional options authorized	10,354,863	—
Granted	(5,751,348)	5,751,348	$10.86
Exercised	—	(843,955)	$7.64
Repurchased	88,250	—	$0.73
Cancelled and expired	1,172,289	(1,172,289)	$1.32

Balance, September 30, 2007	5,957,621	13,252,350	$4.43

The range of exercise prices for options outstanding at September 30, 2007 was $0.05 to $28.52.

Range of Exercise Price	Options Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0.05-$0.40	4,369,033	6.80	$0.22
$0.70-$1.00	3,662,967	8.68	$0.76
$7.26-$8.90	3,498,950	9.42	$7.94
$10.55-$28.52	1,721,400	9.70	$15.75

$0.05-$28.52	13,252,350	8.39	$4.43	$351,514,963

Vested	4,323,568	7.04	$0.71	$130,760,010
Expected to Vest	8,482,343	8.34	$4.31	$220,754,953

On June 20, 2007, we granted 383,998 restricted stock awards, granted at fair value, 10,000 of which vested immediately on June 27, 2007 and the remaining vest over a four-year period commencing on June 27, 2007. As of September 30, 2007, 373,998 shares remain unvested.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock on the Nasdaq Global Market on September 30, 2007. During the nine months ended September 30, 2007, the aggregate intrinsic value of stock option awards exercised was $1.7 million, determined at the date of option exercise.

The weighted-average exercise price of options granted in the three and nine months ended September 30, 2007 was $26.76 and $10.86 per share, respectively, and the weighted-average exercise price of options exercised in the three and nine months ended September 30, 2007 was $0.64 and $7.64 per share, respectively.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At September 30, 2007 and December 31, 2006, there were 1,524,996 and 1,804,000 shares, respectively, subject to repurchase under all common stock repurchase agreements upon forfeiture or early termination of employment. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At September 30, 2007 and December 31, 2006, there was $979,000 and $1.0 million, respectively, recorded in long-term liabilities related to the issuance of these shares.

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. We have restricted cash from a letter of credit on our new corporate headquarters lease for $209,000 that is part of our cash balance at September 30, 2007.

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency securities and other money market securities with original maturities of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2007 and December 31, 2006 was approximately $86.8 million and $11.9 million, respectively, and the weighted average interest rates were 4.8% and 4.5%, respectively.

We classify our portfolio of short-term investments as available for sale. Short-term investments consist of auction-rate securities, corporate bonds and commercial paper with original maturities of 90 to 365 days. Unrealized gains or losses are recorded in other comprehensive income (loss), and amounted to a $37,000 unrealized loss at September 30, 2007.

(In thousands)	Carrying Value at September 30, 2007	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at September 30, 2007
Cash and cash equivalents:
Cash	$17,908	$—	$—	$17,908
Commercial paper	22,096	—	(9)	22,087
Money market funds	46,836	—	—	46,836

Total cash and cash equivalents	86,840	—	(9)	86,831

Short-term investments:
Auction-rate securities	27,151	—	—	27,151
Corporate bonds	8,676	—	(5)	8,671
Commercial paper	6,649	—	(23)	6,626

Total short-term investments	42,476	—	(28)	42,448

Total cash, cash equivalents and short-term investments	$129,316	$—	$(37)	$129,279

Cash and cash equivalents at December 31, 2006 consisted of $10.9 million of money market funds, $165,000 of United States government agency securities and $809,000 of cash. Unrealized gains or losses at December 31, 2006 were nominal.

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars and Euros. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. The effects of foreign currency remeasurement for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our consolidated statement of operations, and amounted to a gain or (loss) of $68,000 and $62,000 for the three months ended September 30, 2007 and 2006, respectively, and $(41,000) and $196,000 for the nine months ended September 30, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience, and financial review of the customer.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. For the three months ended September 30, 2007 and 2006, we did not have a write off to bad debt. For the nine months ended September 30, 2007 and 2006, we wrote off $7,000 and $0, respectively, to bad debt.

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

Inventory write-downs are a cost of product and have not been material. Spares are expensed to cost of product as purchased. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material.

We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days’ written notice. We also purchase some finished products from a single source supplier under a three-year agreement. At September 30, 2007, we had $4.7 million of non-cancellable purchase commitments with this third-party supplier. In addition, we had an additional $5.4 million of other non-cancellable purchase commitments with other third-party vendors.

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

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an additional charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to exchange the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a particular fabricator. We believe our estimates and judgments for the replacement program continue to be reasonable based upon information available at this time. Our

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. This warranty charge does not assume any recovery from our supplier because any recovery is uncertain at this time. As of September 30, 2007, we had incurred approximately $936,000 of costs associated with these field replacement programs and $699,000 remains in accrued liabilities to cover future costs for the units potentially affected. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected. The following table is a summary of our warranty activity for the nine months ended September 30, 2007:

(in thousands)
Warranty reserve—December 31, 2006	$21
Warranty expense	1,826
Warranty usage	1,015

Warranty reserve—September 30, 2007	$832

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and income taxes payable approximate their fair values due to the short-term maturity of these instruments.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was $(46,000) and $3,000 at September 30, 2007 and December 31, 2006, respectively. The balance at September 30, 2007 includes $37,000 of unrealized loss from our short term investments and $9,000 loss from cumulative foreign currency translation. The balance at December 31, 2006 resulted entirely from cumulative foreign currency translation income.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. We are required to adopt SFAS No. 157 effective at the beginning of 2008. We are evaluating the impact this statement will have on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2008 fiscal year. We are evaluating the standard and have not yet determined the impact that SFAS 159 will have on our financial statements.

2. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive shares of common stock, including options and common stock subject to repurchase.

The following table sets forth the computation of net loss per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net loss	$(880)	$(934)	$(3,584)	$(1,634)

Net loss per share, basic and diluted	$(0.02)	$(0.13)	$(0.15)	$(0.24)

Shares used in computing basic and diluted net loss per share	51,880	7,008	23,721	6,899

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Options to purchase common stock and common stock subject to repurchase	14,836	10,520	14,579	10,352
Convertible preferred stock (as converted basis)	—	34,721	—	34,721

3. INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Finished goods	$2,133	$387
Evaluation units	1,474	796
Raw materials and accessories	440	10

Total	$4,047	$1,193

We recorded a provision for excess and obsolete inventory in the three and nine months ended September 30, 2007 of approximately $14,000 and $264,000, respectively, related to our discontinuance of our 4xx series of products. We had no inventory write-downs in the three and nine months ended September 30, 2006.

Amortization of evaluation units was approximately $739,000 and $418,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $951,000 for the nine months ended September 30, 2007 and 2006, respectively.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Product – current	$716	$2,207
Support and services	11,824	4,898
Ratable product and related support and services	102	142
Less: deferred cost of ratable product revenue and product revenue	(143)	(593)

Deferred revenue, current	$12,499	$6,654

Support and services, non-current	$6,919	$2,556
Ratable product and related support and services, non-current	15	85
Less: deferred cost of ratable product revenue and product revenue	(1)	—

Deferred revenue, non-current	$6,933	$2,641

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support and services revenue represents customer payments made in advance for annual support and services contracts. Support and services contracts are typically billed in advance on a per annum basis and revenue is recognized ratably over the support period. Deferred ratable product and related support and services revenue consists of revenue on transactions prior to 2006 where VSOE of fair value of support and services had not been established and, as a result, the entire arrangement was being recognized ratably over the related support period. All customers are known to us upon sale of our appliances.

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

Under the terms of our lease for our current corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place, and has not been required by our sub-lessor. Under the terms of our lease for our new corporate headquarters, which commences on November 1, 2007, we have provided a letter of credit for $209,000.

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

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. COMMON STOCK

Upon the closing of our IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock. We sold and issued 8,108,500 shares of our common stock as of July 2, 2007, the closing date of our IPO.

7. INCOME TAXES

Effective January 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and at September 30, 2007 was $820,000 and $1.3 million, respectively. Of this total, $135,000 represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate.

We estimate the total amounts of unrecognized tax benefits associated with our research and development tax credits and the allocations of revenue and costs amongst our global operations to increase by approximately $173,000 over the next three months. At this time, we are unable to estimate the range of the reasonably possible change in unrecognized tax benefits over the next twelve months.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. For the nine months ended September 30, 2007, we recognized $27,000 of interest and penalties related to unrecognized tax benefits in our provision for income taxes. The tax years 2002 through 2006 remain open to examination by the major domestic taxing jurisdictions to which we are subject, and for the international jurisdictions the tax years open to examination vary depending on the local tax laws.

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

Revenue by geography is based on the billing address of the end-user customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
North America	$25,143	$7,192	$59,202	$19,196
Europe, Africa and Middle East	4,775	2,946	14,216	7,567
Japan and Asia	2,107	938	5,324	1,792

Total	$32,025	$11,076	$78,742	$28,555

Long-lived assets

(in thousands)	September 30, 2007	December, 31 2006
North America	$6,699	$1,671
International	108	27

Total	$6,807	$1,698

9. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors”. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in October 2001 with a mission to develop breakthrough compression technology for disk-based deduplication storage. We began shipping our appliances in February 2004 to address the backup and network-based disaster recovery needs of enterprises. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of September 30, 2007, our appliances had been purchased by approximately 1,200 customers worldwide.

We are headquartered in Santa Clara, California. Our personnel are located throughout the United States and in numerous countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

We commenced our initial public offering, or IPO, of common stock on June 27, 2007, and the offering was completed on July 2, 2007. We sold and issued 8,108,500 shares of our common stock in our IPO, including 1,108,500 shares sold by us pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an issue price of $15.00 per share. We raised approximately $109.2 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $3.9 million, which were received on July 2, 2007. Upon the closing of the IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock.

Our single product line of storage appliances is sold in different configurations depending on a customer’s requirements for storage capacity and performance. Variations in storage capacity and performance are delivered through the use of a variety of interchangeable component parts such as internal disk drives and central processing units. All of our appliances use our Global Compression technology to deduplicate data and, therefore, reduce the storage capacity required for backup and disaster recovery. When purchasing our appliances, customers may license one or more of our software technologies embedded in our appliances, including software that enables customers to utilize wide area network, or WAN vaulting to replicate backup data offsite.

Substantially all of our appliances have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years.

We sell our appliances through a network of channel partners and through our direct sales force. In the year ended December 31, 2006 and the nine months ended September 30, 2007, approximately 85% and 84%, respectively, of our revenue was generated by sales through indirect channels. As of September 30, 2007, we had over 100 channel partners, and we expect that we will continue to sell a substantial majority of our appliances through our channel partners. We consider the development of indirect sales channels in domestic and international markets to be important to future revenue growth and widespread acceptance of our products.

Growth of our product revenue will depend on our ability to attract new customers and on additional sales to existing customers. Our growth will also depend on our ability to introduce, and the market acceptance of, new products with higher capacity and performance and new products designed to serve other sectors of the storage market beyond protection storage that we believe will benefit from deduplication storage systems. We expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 21% and 35% of our total revenue in the three months ended September 30, 2007 and 2006, respectively, and 25% and 33% in the nine months ended September 30, 2007 and 2006, respectively. However, over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any quarter or year.

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

We believe our operations are more efficient and flexible because we outsource manufacturing of our products, and because we subcontract with third parties to provide onsite hardware repair and replacement services for our appliances, except in those instances where channel partners provide these services directly to our customers.

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

Revenue. Revenue is composed of product revenue, support and services revenue, and ratable products and related support and services revenue. Our product revenue is composed of sales of our appliances, sales of expansion shelves that augment the internal storage of our appliances, and shipping charges. Our support and services revenue is derived from support and services contracts, which typically have a duration of one to three years, and installation services. Ratable product and related support and services revenue is derived from arrangements in which product and support are bundled and no vendor specified objective evidence of fair value exists for the undelivered support and services. For those arrangements, we recognize the entire arrangement fee over the period of the related support and services contract. As of September 30, 2007, we had $117,000 in remaining deferred revenue related to ratable product and related support and services revenue.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We grew from 179 employees as of December 31, 2006 to 363 employees as of September 30, 2007. We expect to continue to hire significant numbers of new employees in order to support our growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will significantly increase in absolute dollar amounts.

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

Research and Development—Research and development expenses primarily include personnel costs, depreciation on lab equipment, costs of prototype equipment, quality assurance infrastructure depreciation, other related costs of quality assurance and overhead allocations. We expense research and development costs as incurred. Though we incur software development costs, the costs of software development that we incur after a product has reached marketability are considered immaterial, and to date, we have not capitalized any such costs. We expect that research and development costs will continue to increase in absolute dollar amounts.

General and Administrative—General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist of outside legal, tax and audit costs. We have recently incurred, and expect to incur significant additional expenses as a result of operating as a public company, as we hire additional personnel and incur costs for implementation of new information technology systems.

Other Income (Expense), Net—Other income (expense), net consists primarily of interest income on cash and short-term investment balances, and foreign currency remeasurement gains or losses. We historically have invested our cash in money market funds, and we have invested the funds from our IPO in a combination of auction rate securities, commercial paper, corporate bonds and money market funds.

Provision for Income Taxes. For the year ended December 31, 2006, we commenced the utilization of our federal loss carryforwards, resulting in no regular federal or California state income tax. However, we incurred alternative minimum tax, or AMT, for both federal and state purposes. We also incurred foreign taxes and state income or capital taxes in states in which we did not have loss carryforwards to offset taxable income. Accordingly, in the three and nine months ended September 30, 2007 and 2006, we have recorded an income tax provision for both federal and California AMT, foreign taxes and state income taxes.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized in 2006 includes the expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS

123(R), and the expense as determined under SFAS 123 for options granted prior to, but not vested as of January 1, 2006. We recognize this expense on a straight-line basis over the optionees’ requisite service period, which is assumed to be the same as the vesting schedule of the options. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, the deemed fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. For stock option awards granted prior to January 1, 2006, we estimated the fair value of the awards using the minimum value method under SFAS 123.

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

Given the absence of an active market for our common stock prior to our IPO, our board of directors determined the fair value of our common stock at each meeting at which grants were approved based on several factors, including valuation criteria and analysis, the preferential rights attributable to our then outstanding convertible preferred stock, developments in our business, the illiquid nature of our common stock and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company. Our board of directors made such determinations based on valuation criteria and analyses, the business, financial and venture capital experience of the individual directors and input from management.

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

We recorded stock-based compensation expense of $3.5 million and $327,000 for three months ended September 30, 2007 and 2006, respectively, and $6.7 million and $742,000 for the nine months ended September 30, 2007 and 2006, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain employees and non-employee directors. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for all periods was 5%. If the actual rate of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

At September 30, 2007, the total compensation expense related to stock-based awards granted but not yet recognized was approximately $36.4 million, net of estimated forfeitures. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years. The 2007 Employee Stock Purchase Plan, or ESPP, is compensatory and will result in compensation expense amortized on a straight-line basis of approximately $2.0 million, of which $858,000 and $873,000 was recognized in the three and nine months ended September 30, 2007, respectively, and the remainder will be recognized through January 31, 2008, the end of the first purchase period.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market value, or cost less accumulated amortization in the case of evaluation units. We ship evaluation units to enable some of our prospective customers to test our equipment prior to purchasing. We amortize evaluation inventory on a straight-line basis over the shorter of twelve months or until sold, commencing in the month the product goes into the evaluation inventory pool. The amortization expense is included in the cost of product revenue. If a unit is purchased, we record a sale in accordance with our revenue recognition policy. We assess the valuation of our inventory on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including in-warranty and out-of-warranty service requirements. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product. During the three and nine months ended September 30, 2007, we incurred an expense of $14,000 and $264,000 for inventory write-downs related to our discontinuance of our 4xx products. Amortization of evaluation units was approximately $739,000 and $418,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $951,000 for the nine months ended September 30, 2007 and 2006, respectively. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material. Spare parts are expensed to cost of product revenue as purchased. As of September 30, 2007 and December 31, 2006, we had approximately $1.9 million and $656,000, respectively, in historical costs of spare parts inventory on hand that had been fully expensed.

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

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an estimated charge of $450,000, to expand this replacement program for additional circuit boards used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. As of September 30, 2007, we had incurred approximately $936,000 of costs associated with these field replacement programs and $699,000 remains in accrued liabilities to cover future costs for the units potentially affected and we had $133,000 in accrued liabilities to cover other general warranty matters. We believe our estimates and judgments for the replacement program are reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and financial review of the customer. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. In the nine months ended September 30, 2007, we wrote off $7,000 to bad debt. The allowance for doubtful accounts has not been material to date.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006:

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Total revenue	$32,025	$11,076	$78,742	$28,555
Total revenue by type:
Product	27,992	8,717	69,470	21,149
Support and services	4,000	776	8,975	1,400
Ratable product and related support and services	33	1,583	297	6,006
% of revenue by type:
Product	87%	79%	88%	74%
Support and services	13%	7%	12%	5%
Ratable product and related support and services	—	14%	—	21%
Total revenue by geography:
North America	$25,143	$7,192	$59,202	$19,196
Europe, Africa, Middle East	4,775	2,946	14,216	7,567
Japan and Asia	2,107	938	5,324	1,792
% of revenue by geography:
North America	79%	65%	75%	67%
Europe, Africa, Middle East	15%	27%	18%	27%
Japan and Asia	6%	8%	7%	6%

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, product revenue increased $19.3 million to $28.0 million from $8.7 million. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, product revenue increased $48.3 million to $69.5 million from $21.2 million. These increases were due to an increase in the number of units sold to new and existing customers, facilitated by an increase in the number of sales personnel, an increase in the number of our channel partners and the introduction of new products. These products, which have higher capacity and higher performance, were sold at higher average sales prices. We expect to continue to release new products with higher capacity, higher performance and higher average selling prices.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, support and services revenue increased $3.2 million to $4.0 million from $776,000. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, support and services revenue increased $7.6 million to $9.0 million from $1.4 million. These increases were the result of increased product sales and, to a lesser extent, the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and services contracts when they purchase our appliances. As our customer base grows, we expect the proportion of revenue generated from support and services to increase over time, from both new contracts and renewals of existing contracts.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, ratable product and related support and services decreased $1.6 million to $33,000 from $1.6 million. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, ratable product and related support and services decreased $5.7 million to $297,000 from $6.0 million. These decreases were the result of establishing VSOE of fair value for all support and services agreements in 2006. At September 30, 2007, we had $117,000 in remaining deferred revenue related to ratable product and related support and services revenue.

International revenue was 21% and 35% of total revenue for the three months ended September

30, 2007 as compared to the three months ended September 30, 2006, respectively, and was 25% and 33% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, respectively. Although revenue outside North America increased in the nine months ended September 30, 2007 period in absolute amounts, the percentage of total revenue it represented in such period declined compared with the same period in 2006 due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere, and due to seasonality in Europe. As we continue to expand into international locations and introduce our products in new markets, we expect international revenue to increase in absolute dollars and as a percentage of revenue.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Total revenue	$32,025	$11,076	$78,742	$28,555

Cost of product	8,176	2,888	20,467	6,976
Cost of support and services	1,330	480	3,033	1,246
Cost of ratable product and related support and services	3	374	100	1,429

Total cost of revenue	9,509	3,742	23,600	9,651

Gross profit	$22,516	$7,334	$55,142	$18,904

Gross margin	70%	66%	70%	66%

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, cost of product revenue increased $5.3 million to $8.2 million from $2.9 million. This increase was due to increased hardware costs associated with an increased number of shipments of appliances to our customers. Salaries accounted for $280,000 of the increase and stock-based compensation accounted for $68,000 of the increase. Included in the increase is $450,000 for estimated warranty costs associated with increasing the warranty accrual associated with a field replacement program for a circuit board used in our appliances. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, cost of product revenue increased $13.5 million to $20.5 million from $7.0 million. This increase was due to increased hardware costs as noted above and increased salaries of $511,000 and an increase in stock-based compensation costs of $103,000. Also included in the increase for the nine months ended September 30, 2007 is a charge of $1.6 million for estimated warranty costs associated with a field replacement program for a circuit board used in our appliances. To date, less than 1% of these circuit boards have experienced failures. In April 2007, we initiated a field replacement program in which we are offering to replace circuit boards that we believe are potentially affected with circuit boards manufactured by a particular fabricator, and we expanded this program in September 2007 for additional circuit boards used in some of our appliances. This warranty charge does not assume any recovery from our supplier because any recovery is uncertain at this time.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, cost of support and services revenue increased $850,000 to $1.3 million from $480,000. This increase was due to increases in our support personnel headcount from nine at September 30, 2006 to 17 at September 30, 2007, which increased our salary expense and employee-related benefits by $299,000. Included in the overall increase is stock-based compensation which accounted for $84,000 of the increase and increased outside service costs of $223,000 related to support of our products from increased sales. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, cost of support and services revenue increased $1.8 million to $3.0 million from $1.2 million. This increase was due to increases in our support personnel, as noted above, that increased our salary expense and employee-related benefits by $556,000. Also contributing to the increase was stock-based compensation, which accounted for $196,000 of the increase, and increased outside service costs of $465,000 related to support of our products from increased sales. We expect the cost of support and services revenue to continue to increase for the remainder of 2007.

Cost of ratable product and related support and services declined in line with the decline in ratable product and related support and services revenue.

Sales and Marketing Expenses

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sales and marketing expenses	$15,831	$5,182	$36,933	$12,386
Percent of total revenue	49%	47%	47%	43%

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, sales and marketing expenses increased $10.6 million to $15.8 million from $5.2 million. This increase was due to an increase in the number of sales and marketing employees, which grew to 199 employees at September 30, 2007 from 75 employees at September 30, 2006, including the addition of 47 employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total revenue and the higher number of employees on commission plans. The total of the increase from the above factors was $7.1 million. Stock-based compensation accounted for $1.6 million of the increase and the remainder was the result of increased costs from travel, tradeshow and promotional activities.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, the increase in sales and marketing expenses was $24.5 million to $36.9 million from $12.4 million. Salaries, employee-related benefits, fees for recruitment of new employees and commissions accounted for $16.4 million of the increase. Stock-based compensation expense accounted for $2.7 million. The remainder of the increase was the result of increased costs from travel, tradeshow and promotional activity.

We anticipate that sales and marketing expenses will increase in absolute dollars as we intend to expand our sales force, both domestically and internationally.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Research and development expenses	$6,111	$2,665	$16,273	$7,162
Percent of total revenue	19%	24%	21%	25%

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, research and development expenses increased $3.4 million to $6.1 million from $2.7 million. Salaries, employee-related benefits and fees for recruitments accounted for $2.0 million of the increase as the result of research and development headcount increasing to 104 employees at September 30, 2007 from 49 employees at September 30, 2006. Also contributing to the increase were increases in stock-based compensation of $794,000, costs for consultants of $31,000 and facility related costs for equipment and depreciation on capitalized equipment accounted for $194,000. These increases were the direct result of hiring additional personnel to drive new product introductions and broaden our product line.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, the increase in research and development expenses was $9.1 million to $16.3 million from $7.2 million. Of the increase, salaries and related benefits accounted for $5.6 million, costs of consultants accounted for $463,000, stock-based compensation accounted for $1.6 million and facility-related costs accounted for $711,000.

We anticipate that research and development expenses as a percentage of our total revenue will remain relatively stable for the remainder of 2007, but expect that the absolute dollar amount will increase as we continue to invest in research, new product development and enhancements to our existing appliances.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
General and administrative expenses	$2,816	$574	$6,904	$1,505
Percent of total revenue	9%	5%	9%	5%

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, general and administrative expenses increased $2.2 million to $2.8 million from $574,000. This increase was the result of increases in personnel costs, which accounted for $603,000, as headcount increased to 31 employees at September 30, 2007 from eight employees at September 30, 2006. Professional service fees accounted for $430,000 of the increase and stock-based compensation accounted for $653,000.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, the increase was $5.4 million to $6.9 million from $1.5 million. Salaries and employee-related benefits accounted for $1.7 million of the increase, professional service fees accounted for $1.2 million and stock-based compensation accounted for $1.4 million.

For both periods, the additional personnel and professional service fees were the result of our ongoing efforts to build our legal, finance, human resources, recruiting and information technology functions. We expect the absolute amount of general and administrative expenses to increase in the future as we expand our finance function to manage our growth and as we incur additional costs associated with being a public company.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest income	$1,614	$130	$1,950	$391
Other income (expense), net	68	62	(41)	196

Total other income (expense), net	$1,682	$192	$1,909	$587

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, total other income (expense), net increased $1.5 million to $1.7 million, from $192,000. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, the increase was $1.3 million to $1.9 million from $587,000, These increases were the result of income earned from the investment of our net IPO proceeds and other funds net of foreign currency net losses.

Foreign currency net gains for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 increased $6,000, and foreign currency net losses increased $237,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.

Provision for Income Taxes

Our provision for income taxes increased $281,000 to $320,000 from $39,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, our provision for income taxes increased $453,000 to $525,000 from $72,000. These increases were due to our increased international activities resulting in increased foreign taxes, alternative minimum taxes and state income taxes.

We estimate the total amounts of unrecognized tax benefits associated with our research and development tax credits and the allocations of revenue and costs amongst our global operations to increase by approximately $173,000 over the next three months. At this time, we are unable to estimate the range of the reasonably possible change in unrecognized tax benefits over the next twelve months.

Upon the adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our benefit from income taxes did not change. As of September 30, 2007, we had no amount accrued for payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48. For the nine months ended September 30, 2007, we recognized $27,000 of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

Liquidity and Capital Resources

(in thousands)	September 30, 2007	December, 31 2006
Working capital	$125,036	$12,856
Cash and cash equivalents	$86,831	$11,857
Short-term investments	$42,448	$—

Working capital consists principally of cash and cash equivalents, short term investments, accounts receivable, inventories, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital at September 30, 2007 increased $112.2 million from December 31, 2006 due primarily to the net proceeds from our IPO of $109.2 million. Other changes of note are:

•

The increase in cash was the result of net proceeds from our IPO and improved collections from accounts receivable reflected in our decrease in day’s sales outstanding from an average of 78 days as of December 31, 2006 to an average of 66 days as of September 30, 2007, computed based on the respective revenue from the immediately preceding quarter. We anticipate that accounts receivable will comprise a significant portion of working capital as we continue to grow revenue because a substantial portion of our sales, and therefore our shipping and billing, occurs near the end of each quarter.

•	Short-term investments represent investment of the net proceeds from our IPO.

•	Accounts receivable increased from increased revenue.

•

Inventory increased due to a net increase in the number of units held in the evaluation inventory pool, purchases of raw materials related to new product introductions and increases in finished goods levels.

•	Prepaid expenses and other current assets increased for prepaid maintenance contracts, insurance, rent and other deposits.

•

Accounts payable and other accrued liabilities increased from increased purchases of inventory and property, plant and equipment to support increased headcount and research and development spending, accrued payroll and vacation from the increase in employees, accrued consulting costs from increased projects and estimated warranty costs associated with our field replacement program that began in April 2007 and was expanded in September 2007.

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

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for Asia and Japan, and denominated in Euros in Europe and Canadian dollars for Canada on certain transactions. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates. We currently do not hedge the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel because we believe those situations create natural hedges. We may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates for those expenses we will not hedge. To date, the foreign currency effect on our cash and cash equivalents and working capital was a gain of $68,000 and $62,000 for the three months ended September 30, 2007 and 2006, respectively, and a gain (loss) of $(41,000) and $196,000 for the nine months ended September 30, 2007 and 2006, respectively.

Short-term Investments

Short-term investments consist of auction rate securities, commercial paper and corporate bonds with original maturities of 90 to 365 days.

Cash Flows

	Nine Months Ended
(in thousands)	September 30, 2007	September 30, 2006
Net cash provided by (used in) operating activities	$13,853	$(1,822)
Net cash used in investing activities	$(48,645)	$(838)
Net cash provided by financing activities	$109,815	$319

Cash Flows from Operating Activities

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

Cash provided by operating activities increased in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to increased sales activity, improved collections from accounts receivable as a result of an increased effort in our collection process, and an increase in deferred revenue resulting from payments on support and services contracts. We may not be able to continue to generate positive cash flows from operating activities in the near term as we continue to add personnel, increase inventory purchases and invest in functions associated with being a public company.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support employee headcount growth, and purchases net of sales of investment securities. Cash used in investing activities was $48.6 million in the nine months ended September 30, 2007 as compared to $838,000 for the nine months ended September 30, 2006. Included in the nine months ended September 30, 2007 is the investment of some of our IPO net proceeds in short-term investments of $42.4 million, along with $6.2 million for purchases of property, plant and equipment, reflecting our increase in headcount of 184 in the period, and investments in computer equipment, lab equipment for research and development and new system infrastructure. The entire amount for the nine months ended September 30, 2006 related to capital purchases primarily relating to research and development, including lab equipment, and increased computer equipment for new employees and office space.

Cash Flows from Financing Activities

Cash flow provided by financing activities in the nine months ended September 30, 2007 of $109.2 million resulted from the net proceeds from our IPO and proceeds of $639,000 from the cash exercise of stock options to purchase 460,000 shares of our common stock by our employees, net of 88,000 shares repurchased by us, and the cash receipt in connection with the purchase of common stock awarded to one of our non-employee directors. Cash flow from financing activities in the nine months ended September 30, 2006 was $319,000.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2007:

(in thousands)	Total	2007	2008	2009	2010	2011 and beyond
Operating leases	$23,901	$137	$2,037	$2,264	$2,243	$17,220
Purchase obligations (1)	10,105	10,105	—	—	—	—

Total contractual obligations	$34,006	$10,242	$2,037	$2,264	$2,243	$17,220

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, Solectron, which was recently acquired by Flextronics. We provide them with a rolling six-month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases which we are contractually committed to purchase. As of September 30, 2007, we had $4.7 million in aggregate, non-cancellable purchase commitments placed with Solectron which are included in the table above. In addition, we had an additional $5.4 million of other non-cancellable purchase commitments with other third-party vendors which are included in the table above.

Under the terms of the lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place and has not been required by our sub-lessor.

On July 10, 2007, we entered into a lease for office space, which we intend to use as our new corporate headquarters. The term of the lease runs from November 1, 2007 to October 31, 2017 and the approximate aggregate rent due over the term of the lease is $23.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000, which we have funded. We are still finalizing the build-out of this new facility but based on current estimates, we anticipate spending up to $12.0 million in leasehold improvements, equipment and furniture over the 10 year lease term.

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

Off-Balance Sheet Arrangements

At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro compared to the U.S. dollar. We had Euro-denominated revenue of approximately $4.8 million and $2.9 million for the three months ended September 30, 2007 and 2006, respectively, and $14.2 million and $7.6 million for the nine months ended September 30, 2007 and 2006, respectively.

We had $405,000 and $622,000 in Canadian dollar revenue for the three and nine months ended September 30, 2007, respectively, and no Canadian dollar revenue in any other period.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British pound, Euro, Canadian dollar and, to a lesser extent, the Australian and Singapore dollar, and Danish, Chinese, Korea and Swedish currencies. We had foreign currency denominated expenses of approximately $4.3 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $9.1 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, we had approximately $3.6 million in accounts receivable denominated in Euros, and approximately $1.0 million in cash denominated in foreign currencies, primarily in Euros and Canadian dollars. Changes in currency exchange rates could adversely affect our revenue and profitability, and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $86.8 million and $11.9 million as of September 30, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. We have invested the funds from our IPO according to our investment policy. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

We had short-term investments of $42.4 million as of September 30, 2007. These investments are classified as available for sale and held for working capital purposes. We believe we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation and in light of the material weakness in our internal controls over our financial close process as of December 31, 2006 as disclosed in our Registration Statement on Form S-1 dated June 26, 2007, our CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective. We have implemented a remediation plan to address this material weakness throughout fiscal 2007, which includes hiring additional personnel in the finance function, including an experienced corporate controller, increasing management review and oversight of the financial statement close process, establishing formal close procedures and training of staff in their job functions. The remediation actions we have put in place have yet to be evaluated by our independent registered public accounting firm to determine if they have effectively addressed the identified material weakness. We expect such evaluation to occur as part of our December 31, 2007 annual audit process. However, given the remediation actions we have implemented to date, we believe that the condensed consolidated financial statements included in this quarterly report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Risks Related to Our Business and Industry

We derive all of our revenue from sales of a single line of systems and related customer support and services, and if demand for these systems does not continue to grow, our business would be harmed.

We derive all of our revenue from sales of a single line of deduplication storage systems and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competition, product obsolescence, technological change, customer budgetary constraints or other factors. If demand for our systems does not continue to grow, our business would be harmed.

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

We have not yet achieved profitability for any fiscal year. We incurred a net loss of approximately $880,000 for the three months ended September 30, 2007. As of September 30, 2007, our accumulated deficit was approximately $40.2 million. We expect to continue to incur losses, and we may not become profitable in the foreseeable future, if ever. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

Our sales are difficult to predict, even in the near term, and a substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter.

A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. In addition, a significant portion of our sales in any quarter is not forecast at the start of the quarter and is generated by sales activity initiated within the quarter. Similarly, we have little visibility at the start of any quarter as to which existing customers, if any, will make additional purchases and when any additional purchases may occur, if at all. As a result, our quarterly operating results are difficult to predict even in the near term.

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

Our financial results would suffer if the market for deduplication storage appliances does not continue to grow.

Our appliances are designed to address the market for deduplication storage appliances for backup and network-based disaster recovery. This is a new and emerging market. Historically, enterprises have relied on non-deduplication tape-based technologies for backup and recovery. A reduction in demand for deduplication storage appliances for backup storage or network-based disaster recovery could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and products, or decreases in corporate spending. Our future financial results would suffer if the market for deduplication storage appliances does not continue to grow.

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. This competition has resulted in pricing pressure, and may result in the future in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders is, or a large dollar value order is, delayed or cancelled, our financial results may be harmed.

Competitive products may have better performance, lower prices and broader acceptance than our appliances. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. In addition, our competitors may be able to bundle products and services that we do not offer together with products that compete with ours at a combined price that is more attractive than the price we charge for our appliances. We expect increased pricing pressure in the future, which could have a negative impact on the gross margins for our appliances. Currently, we face competition from traditional providers of tape-based storage systems such as Sun Microsystems, Inc. and Quantum Corporation as well as a number of established storage companies that offer a variety of different disk-based storage products, including EMC Corporation and Network Appliance, Inc. and, to a lesser extent, Hitachi Data Systems Corporation, Hewlett-Packard Company and International Business Machines Corporation. Some of our competitors sell, or have announced plans to sell, deduplication storage products that compete directly with our appliances, and additional competitors may introduce deduplication storage products in the future. Pursuant to a cross license agreement with Quantum, we have licensed our current, and certain future, patents relating to data storage or data transmission, which could assist Quantum in competing with us. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, in certain segments of our market, we may compete with WAN acceleration and backup software providers that incorporate deduplication capabilities in their products.

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

Our appliances handle mission-critical data for our customers and are highly technical in nature. If customer data is lost or corrupted, or our appliances contain software errors or hardware defects, we could have product liability exposure and our reputation and business could be harmed.

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by fabricators that are no longer supplying parts for use in our appliances. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. We accrued an additional $450,000 at September 30, 2007 to expand this program for additional circuit boards used in some of our appliances. These estimates were based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of September 30, 2007, we had incurred approximately $936,000 of costs associated with these field replacement programs and $699,000 remains in accrued liabilities to cover future costs for the units potentially affected. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be negatively impacted. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

Changes in existing technologies or the emergence of new products or technologies could reduce demand for our appliances and significantly harm our business.

Changes in existing technologies could cause demand for our appliances to decline. For example, if changes in technology result in a significant reduction in the price for hard disk drives, enterprises may not need to utilize deduplication storage in order to cost-effectively backup and protect their data. One or more new technologies also could be introduced that compete favorably with our appliances or that cause our appliances to no longer be of significant benefit to our customers. In addition, because our appliances work with enterprise backup software applications to transfer and store data in the protection storage environment, we are dependent on enterprises’ use of these applications for data protection and disaster recovery purposes. If enterprises adopt products or technologies that enable them to protect and recover their data without the need for backup software, demand for our appliances would be reduced significantly.

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

The market in which we currently operate is rapidly developing. We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either in a timely manner or at all. We also may not be able to develop our products in a manner that enables us to successfully address the needs of other parts of the enterprise storage market. For example, we intend to deploy our systems for other classes of applications. These classes of applications, such as archival storage and fixed-content data storage, manage largely static files and benefit from the fast storage and retrieval of disk-based systems, but do not require the performance characteristics of primary storage. Our failure to extend our deduplication technology into classes of applications in addition to protection storage, particularly if our competitors are able to do so, could harm our business. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would harm our business.

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

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the three and nine months ended September 30, 2007, approximately 83% and 84%, respectively, of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion of our operations and headcount will be required. For example, our headcount increased from 179 employees as of December 31, 2006 to 363 employees as of September 30, 2007. Our growth has and will place significant demands on our management, infrastructure and other resources. To manage our growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We implemented new enterprise resource planning software for our finance and inventory management processes in October 2007, and may in the future upgrade other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively manage our growth, our business would be harmed.

We are dependent on a single contract manufacturer and changes to that relationship may result in delays or disruptions that could harm our business.

We rely on a single independent contract manufacturer, Solectron, which has recently been acquired by Flextronics, to manufacture and assemble our appliances. We currently have an agreement in place with Solectron that is subject to automatic extensions in one-year increments absent notice of termination by us or Solectron. However, either party can terminate the agreement for any reason at any time with at least 90 days’ advance written notice. We may not be able to effectively manage our relationship with Solectron, and Solectron may not meet our future requirements for timely delivery. Our orders represent only a small percentage of the overall orders received by Solectron from its customers. As a result, fulfilling our orders may not be considered a priority by Solectron in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. Although the services required to manufacture and assemble our appliances may be readily available from a number of other established contract manufacturers, it would be time consuming and costly to qualify and implement a new contract manufacturer relationship. Although we have a contingency plan in place with Solectron in the event that its capacity at the location used to manufacture and assemble our appliances is reduced or temporarily eliminated, any event that disrupts the manufacturing and assembly process could harm our business. If Solectron suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or if we have to change or add additional contract manufacturers, our ability to manufacture and ship appliances to our customers would be delayed and our business would suffer.

Our anticipated move to a new headquarters could be disruptive to our business.

On July 10, 2007, we entered into a lease for office space which we intend to use as our new corporate headquarters. We expect to substantially move our operations into the new facility in the fourth quarter of 2007 and the first quarter of 2008. The build-out of the new facility and the move may be disruptive to our personnel and operations, and may require substantial management time and attention. In addition, we could encounter delays in executing our plans, which could entail further disruption and associated costs. If these disruptions result in a decline in productivity of our personnel, negative impacts on operations such as product shipments and support, or if the move is delayed for any reason or we experience unanticipated expenses associated with the build-out of the facility or the move, our business and operating results may be harmed.

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

The identified material weakness resulted from lacking formal policies, procedures and processes relating to our financial statement close and account reconciliation processes and having inadequate resources in our finance organization to perform a high quality financial statement close and report our financial information in a timely manner consistent with the requirements for a publicly traded company. Specifically, this material weakness resulted from inadequate formal review and approval of account reconciliation and specific close processes. All adjustments that were identified are included in our audited consolidated financial statements included in our current report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on October 30, 2007. This Form 8-K filing restated our net loss per share for the fiscal years ended December 31, 2004, 2005 and 2006 and for the quarters ended March 31, 2006 and 2007 due to our erroneous calculation of the weighted average number of shares outstanding for each of these periods.

Our independent registered public accounting firm has not been engaged to audit the effectiveness of our internal control over financial reporting. If such an evaluation had been performed, or when we are required to perform such an evaluation, additional material weaknesses or significant deficiencies may have been or may be identified. As described in the next risk factor, under the current rules of the SEC our management and auditors will be required to evaluate and report on the effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2008.

We believe we have a plan in place to remediate the material weakness by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close and reporting processes. If our remediation is insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements, our business may be harmed and the price of our common stock may decline.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, beginning with the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We expect to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the Nasdaq Stock Market, or Nasdaq, or other regulatory authorities or subject to litigation. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

We will incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

As a public company, we incur significant legal, audit, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the Nasdaq listing requirements require that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel are required to devote a substantial amount of time to these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers.

If we fail to predict accurately our manufacturing and component requirements, we could incur additional costs or experience manufacturing delays which would harm our business.

Our agreement with our contract manufacturer, Solectron, does not provide for specific quantities or inventory levels for our appliances or the components used in our appliances. Instead, we provide purchase orders to Solectron on a monthly basis. If we overestimate our manufacturing needs, Solectron may assess charges or we may have liabilities for excess or obsolete inventory. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for the particular component at any given time, if we underestimate our requirements, Solectron may have inadequate materials and components required to produce our appliances. In that event, the manufacturing of our appliances could be interrupted, shipments could be delayed and revenue could be deferred or lost. Solectron generally carries very little inventory of components for our appliances, and we rely on suppliers to deliver necessary components to Solectron in a timely manner based on forecasts provided to the suppliers.

Any shortages in components used in our appliances could delay shipment of our appliances or increase our product costs, which could harm our business.

We may experience shortages in components that we use in our appliances, and we may not accurately predict the availability of and demand for such components. We rely on Solectron to procure a majority of the components used in our appliances. As a result, any disruption in Solectron’s ability to procure necessary components in the quantities required or at reasonable prices could result in a delay in the shipment of our appliances. Due to technological, pricing or business reasons, some of the components used in our appliances are available only from a single or limited source of supply. For example, our capacity expansion shelves are currently supplied exclusively by a single vendor, Xyratex Technology Limited, our appliances depend on NVRAM cards that currently are only available from a single vendor, Micro Memory, LLC, and we acquire the chassis used in our appliances from a single vendor. Our agreement with Xyratex has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances. Either we or Solectron order NVRAM cards under a standard purchase order arrangement with Micro Memory or its distributor, and either we or Solectron order chassis under a standard purchase order arrangement with our chassis supplier or its distributor. Significant time and effort would be required to locate new vendors for any of these components, if available at all, to qualify replacement components or to develop our appliances using an alternative technology. The unavailability of any of these or other necessary components could delay or prevent us from shipping our appliances. Component suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, to allocate available component supplies to them. In addition, increased demand generally by third parties for the components we use in our appliances may lead to decreased availability and higher prices for those components.

If we fail to offer high quality customer support and services, our business would suffer.

Once our appliances are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our appliances. A high level of customer support and services is important for the successful marketing and sale of our appliances. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our appliances to existing customers would suffer and our reputation with potential customers would be harmed. Some of our international channel partners offer primary support for the appliances they sell to customers, but we rely on third parties to provide onsite hardware repair and replacement services for most of our customers. If the third parties fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

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

Our business depends on the overall demand for information technology, in particular for deduplication storage appliances for backup storage or network-based disaster recovery, and on the economic health of our current and prospective customers. The market we serve is emerging and the purchase of our appliances by new customers may involve material changes to established purchasing patterns and policies. In addition, the purchase of our appliances is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely harm our business in a number of ways, including by leading to longer sales cycles, lower prices for our appliances and reduced unit sales.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

In the year ended December 31, 2006, we derived approximately 32% of our revenue from international customers. For the three and nine months ended September 30, 2007, we derived approximately 21% and 25%, respectively, of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the management of our relationships with channel partners outside the United States, whose sales and lead generation activities are very important to our international operations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory limitations on our ability to sell our appliances in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	increased exposure to possible violations of the Foreign Corrupt Practices Act;

•	reduced protection for intellectual property rights in some countries; and

•	political and economic instability.

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

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the three months ended September 30, 2007, our research and development expenses were $6.1 million, or approximately 19% of revenue, and for the nine months ended September 30, 2007, our research and development expenses were $16.3 million, or approximately 21% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

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

The trading prices of our common stock as well as the securities of other technology companies have been highly volatile. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock could include:

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

If our executive officers, directors or other holders of our common stock that purchased shares prior to our initial public offering, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. Of the shares of common stock outstanding as of September 30, 2007, only the shares of common stock sold in our IPO are freely tradable, without restriction, in the public market. The remaining shares are subject to lock-up agreements with us and/or the underwriters in our IPO pursuant to which the security holders have agreed, subject to certain exceptions, not to sell or otherwise transfer any of their common stock or securities convertible into or exchangeable for shares of common stock for a period through December 23, 2007, subject to extension as described in the final prospectus filed with the SEC on June 27, 2007, in connection with our IPO.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If sufficient research coverage does not continue or if one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Insiders will continue to have substantial control over us after this offering and will be able to influence corporate matters.

As of September 30, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The effective date of the registration statement for our initial public offering was June 26, 2007. In the third quarter of 2007, we used none of the proceeds from our initial public offering for working capital purposes. None of the payments were made, directly or indirectly, to our directors, officers or persons owning 10% or more of our common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Lease dated as of July 10, 2007 between Sobrato Interests and Data Domain, Inc. (1)

10.2	First Amendment to Lease dated as of August 27, 2007 between Sobrato Interests and Data Domain, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to an exhibit filed with the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007.
(2)	Incorporated by reference to an exhibit filed with the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Data Domain, Inc.

Date: November 1, 2007	/s/ Michael P. Scarpelli
Michael P. Scarpelli., Chief Financial Officer
(Principal Financial and Accounting Officer)