Form 10-K
period 2007-12-31
Data Domain, Inc.
filed 2008-02-29
CIK 1391984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                   to

Commission file number: 001-33517

Data Domain, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3412175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2421 Mission College Blvd., Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(408) 980-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of such common stock on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The NASDAQ Global Market, was approximately $504,731,000. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 20, 2008, was 57,689,706.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2008 Annual Meeting of Stockholders to be held on June 4, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation statements regarding our expectations, beliefs, intentions or strategies regarding anticipated trends and challenges in our business and the markets in which we operate, our expected future financial performance, our ability to manage growth and expansion into international markets and our ability to compete in our industry. We may identify these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other similar expressions. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section located in Item 1A of this report. In evaluating our business, current and prospective investors should consider carefully these factors in addition to the other information set forth in this document.

Part I

Item 1.	Business

Corporate Information

Data Domain, Inc. was incorporated in Delaware in October 2001. Our executive offices are located at 2421 Mission College Blvd, Santa Clara, CA 95054, and our telephone number is (408) 980-4800. Our website address is www.datadomain.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC . Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Overview

Data Domain is a leading provider of deduplication storage appliances for disk-based backup, archiving and network-based disaster recovery. Our appliances reduce the storage of redundant copies of data and associated storage costs within enterprises and are an alternative to tape-based protection storage systems. Our storage solutions address protection storage requirements with low operating costs, ease of use, high performance, reliability and compatibility with leading enterprise backup software products.

Our disk-based appliances combine our Global Compression technology with industry standard components to enable dramatic reductions in the amount of stored backup data. Global Compression technology incorporates a process called data deduplication, which avoids storing redundant copies of data while writing data to disk. When used to deduplicate a single data set over 20 weeks of regular backup storage events, our appliances are designed to achieve a range of data compression of approximately 10x to 30x. The actual range of data compression obtained by our customers depends on the frequency of full backup events, the length of time backup data is retained and the redundancy of the backup data. Through deduplication, our appliances enable enterprises to cost-effectively utilize WAN vaulting, a process by which enterprises replicate backup data offsite using a wide area network, or WAN. Our appliances also provide advanced levels of data protection that are designed to ensure that backup data is accurate and recoverable.

Our deduplication storage appliances provide customers with the following benefits:

•

Cost-Effectiveness—Our disk-based appliances enable enterprises to avoid many of the operating costs associated with tape-based systems. In addition, our appliances enable customers to deploy our appliances at an upfront cost comparable to that of tape-based systems;

•	Ease of Use—Our appliances are easy to deploy and help customers avoid the inconvenience of managing the manual and logistical processes associated with tape-based systems;

•	High Performance—Our appliances are designed to store and recover large amounts of data quickly. Through deduplication, our appliances also enable enterprises to utilize WAN vaulting cost-effectively;

•	Reliability—Our appliances provide advanced levels of data protection by incorporating technology that performs continuous verification to help ensure that backup data is accurate and recoverable; and

•	Compatibility—Our products are compatible with the leading enterprise backup software products.

Our appliances combine our software-based technologies with industry standard components and are sold in a variety of configurations that enable enterprises to optimize a backup and disaster recovery solution according to their needs. We sell our appliances through a network of channel partners and our direct sales force, and we actively partner with industry-leading companies to market our products more effectively. We have over 250 channel partners and our appliances have been purchased by approximately 1,500 customers worldwide.

Industry Background

The amount of data stored by enterprises is growing rapidly. As data is created, shared and stored, extra copies are made by multiple users across an enterprise’s network and in multiple storage systems, requiring dramatically greater storage capacity and resulting in significantly increased costs. This problem is particularly pronounced for backup and disaster recovery storage because backup systems routinely make complete, redundant copies of largely identical files even if only minimal changes have occurred since the last backup event. Even enterprises using leading backup software experience this problem. With enterprises typically performing backup events on a regular basis, redundant data is multiplied, further increasing storage requirements and associated costs.

Primary storage systems store frequently accessed data from applications and servers as users work. Protection storage systems store large amounts of infrequently accessed data for backup and disaster recovery. Disk-based systems are generally used for primary storage, despite their high upfront costs, because they read and write data quickly. On the other hand, tape-based systems have historically been used for protection storage, despite their lower performance characteristics, primarily because of their relatively low upfront costs.

Limitations of Tape-Based Systems

Tape-based systems store all data copied in a backup event and therefore contribute to the problem of increasing data redundancy. The operation of tape-based systems also suffers from the following limitations:

•

High Operating Costs—Although the upfront costs of a tape-based storage system are lower than those of traditional disk-based systems, the ongoing maintenance and operating costs of tape-based systems can be more significant. Operating tape-based systems results in labor costs associated with manual processes such as moving and mounting tapes correctly in the datacenter as well as additional expenses related to the physical transport of tape cartridges. Many of these costs are not incurred when disk-based systems are used.

•

Cumbersome Handling—Many of the processes related to the operation of tape-based systems are cumbersome or require substantial human involvement. The steps required in the lifecycle of saving and restoring data from tapes are many, including saving data to tapes, storing these tapes temporarily in the datacenter for pick-up, transporting them to an offsite location, identifying the correct tapes at the offsite location, transporting them back to the datacenter, mounting the correct tapes onto a tape reader, spinning the tape to the correct position, and then reading the data. Errors can occur at any of these steps. For example, workers could mishandle or damage tapes, or tapes could be lost in transit.

•

Poor Performance—Saving data to tape-based systems and restoring it properly can be slow. New generation tape drives are designed for faster data streams than those sent by many servers. If a stream of backup data sent to a tape drive is too slow, the process of saving this data to tape is slower than the rated speed of the tape drive because the tape drive must stop while it waits for data. Restoring backup data from tape-based systems can be even more time consuming. In a tape-based system, data is saved in a sequential manner as a spool of tape spins. To access particular data, the data must be located at the correct position on the tape, and then the tape must be physically spun to that position. Moreover, before the actual reading of data from tape can occur, the correct tapes must be located and, if necessary, transported to the datacenter. The overall recovery process can take hours or even days to complete for data stored offsite.

•

Unreliability—Even though tape-based storage is often used by enterprises as the storage of last resort, we believe recovery attempts from tape-based systems are prone to failure for the following reasons. First, tape is inherently a fragile medium and damages easily. Second, verifying the accuracy of data written onto tape is a manual and expensive task. Therefore, IT managers often forgo this lengthy process and instead assume data has been properly stored. Errors in backed-up data are often only found when the data needs to be recovered, by which time the data may be lost forever.

Recent Developments in Storage

Disk-based protection storage systems have benefited from recent developments in disk drive technologies and other industry standard components. The development of low-cost, high-capacity disk drives with the Serial Advanced Technology Attachment, or SATA, interface enables the use of disk drives to store increasing volumes of data for existing applications as well as new kinds of data for new applications. Further, the price and performance of other industry standard components, including microprocessors and memory, continue to improve dramatically. Incorporation of these industry standard components into disk-based storage systems provides for enhanced performance relative to cost, ease of integration and time-to-market attributes that were not previously achievable.

Some storage providers have developed virtual tape library, or VTL, systems to attempt to improve the performance of tape-based systems. A VTL is a disk-based system that typically utilizes SATA disk drives and emulates the protocols of a physical tape library. With a VTL, backup data is initially stored on disks but is generally transferred to an enterprise’s existing tape-based storage infrastructure within a short period of time due to the higher price of disk-based storage relative to tape-based storage.

Although the developments above have enabled the deployment of disk-based systems for protection storage, for the following reasons we do not believe that these developments are sufficient to meet the protection storage requirements of many enterprises. SATA disk drives and improvements in industry standard components have not sufficiently reduced the upfront costs of disk-based systems. In addition, most VTLs fail to significantly address the problem of data redundancy in the enterprise and ultimately rely on tape-based systems, with all of their associated operating costs and performance limitations. A disk-based solution that significantly reduces the amount of redundant data stored in the backup process would enable disk-based systems to be cost-effective and high-performance alternatives to tape-based systems.

The Deduplication Storage Opportunity

We believe a significant opportunity exists to displace tape-based systems and other less efficient disk-based solutions with deduplication storage appliances that dramatically reduce the amount of redundant data stored in the backup process. Traditional data compression techniques can compress backup data, but do not address the redundancy of repeated backups of the same data. Deduplication, which avoids storing redundant copies of the same data, allows enterprises to make more efficient use of their storage capacity and enables disk-based systems to become a cost-effective alternative for protection storage.

The Data Domain Deduplication Storage Solution

We provide deduplication storage appliances for disk-based backup and network-based disaster recovery. Our solution combines our Global Compression technology, which performs data deduplication, with industry standard components to significantly reduce the storage capacity required for enterprise backup data, thereby providing an alternative to tape-based protection storage systems. Approximately 1,500 customers worldwide have purchased our appliances.

Our appliances provide customers with the following benefits:

•

Cost-Effectiveness—Our disk-based appliances enable enterprises to avoid many of the operating costs associated with the labor-intensive handling and transportation processes required by tape-based systems. In addition, because our Global Compression technology enables enterprises to dramatically reduce the storage capacity required for backup data, our appliances can be deployed at an upfront cost comparable to that of tape-based systems.

•

Ease of Use—Our appliances are designed to integrate seamlessly with our customers’ existing storage infrastructures and are easy to install and operate. Our appliances also enable customers to avoid many of the manual collection, transportation and other physical processes associated with tape-based systems. Our common user interface allows customers to monitor the capacity and throughput of multiple appliances arranged in an array.

•

High Performance—Our appliances are optimized for storing large amounts of data quickly. In addition, our appliances are designed to handle both fast and slow backup data streams effectively, unlike tape-based systems. Further, through our Global Compression technology and data replication software, data sets can be dramatically compressed, thereby enabling customers to utilize WAN vaulting cost-effectively. Because our products utilize hard disk drives and network connectivity, we provide our customers with faster access to data and more rapid recovery across their existing networks.

•

Reliability—Our appliances provide advanced levels of data protection in order to serve as the storage of last resort for our customers. Unlike most tape-based systems, our appliances incorporate technology that performs continuous verification to help ensure that backup data is accurate and recoverable.

•

Compatibility with Existing Backup Software—Our appliances are compatible with leading enterprise backup software products, including products offered by CommVault Systems, Inc., EMC Corporation, International Business Machines Corporation and Symantec Corporation. This compatibility enables our customers to install our appliances with minimal disruption and without significant incremental investment.

Our Strategy

Our goal is to be the leader in deduplication storage market for data protection. Key elements of our strategy include:

•

Continue to focus on protection storage—We believe that backup and disaster recovery represents the greatest opportunity for the sale of our appliances. Therefore, we intend to continue to focus our sales efforts on winning new customers for these use cases. We also believe that the sale of additional appliances and other products to our existing customers as their storage needs grow represents a significant revenue opportunity for us.

•

Expand direct and channel distribution—We intend to grow our network of channel partners and our direct sales organization in the United States and to continue to grow sales internationally. As of December 31, 2007, we had over 250 channel partners that generate sales leads and distribute our products worldwide. Our sales force is responsible for managing and overseeing indirect sales, and our sales personnel work closely with our channel partners. We believe that our having a relationship with substantially all of our customer accounts combined with the reach of our channel partners provides us with the ability to grow effectively.

•

Innovate and improve our technology—Our Global Compression technology and our approach to maintaining the integrity of data are core elements of our solution. In addition to taking advantage of performance enhancements resulting from improvements in industry standard components, we intend to continue to innovate and improve our technology. Therefore, we intend to continue to invest in research and development to meet additional customer needs and enhance the capacity and performance of our appliances.

•

Expand and deepen relationships with technology partners—We intend to broaden our relationships with existing technology partners and to establish new partnerships with the leading suppliers of storage infrastructure software and hardware. These partnerships allow us to enhance the ability of our products to interoperate with products from multiple vendors. Our technology partners also collaborate with us on co-marketing and lead generation efforts that help us extend our marketing reach. We believe our independence from backup vendors and the compatibility of our appliances with the leading enterprise backup software differentiate our solution from many of our competitors’ products.

•

Apply our technology to other storage opportunities—We intend to win new customers and broaden our recently introduced product offerings for other classes of applications, such as archival storage and fixed-content data storage that manage largely static files and benefit from the fast storage and retrieval of disk-based systems but do not require the performance characteristics of primary storage. We refer to these classes of applications, which also include protection storage, as nearline storage. We believe our Global Compression technology lowers the cost of addressing nearline classes of applications with disk-based systems.

Technology

We offer high performance deduplication, data integrity and replication technologies on a modular appliance that works with other leading technologies. The core elements of our technology and system architecture include:

•

Global Compression—Our Global Compression technology combines high performance deduplication with traditional data compression techniques. This approach identifies segments of data within an incoming data stream that are duplicates of segments already stored and instead of storing an additional redundant copy of these segments, stores only references to the previously stored segments. Traditional compression techniques then compress the remaining segments before the data is stored to disk. Our deduplication technology is more effective than traditional data compression techniques alone because it compares new incoming data with a much larger history of previously stored data. When used to deduplicate a single data set over 20 weeks of regular backup storage events, our appliances are designed to achieve a range of data compression of approximately 10x to 30x. The actual range of data compression obtained by our customers depends on the frequency of full backup events, the length of time backup data is retained and the redundancy of the backup data.

•

High-speed, Inline Deduplication—Our Global Compression technology performs deduplication at high speed with very few disk drives. The deduplication process requires comparison of new data to a very large amount of previously stored data. Typically, this comparison requires many disk accesses to compare incoming new data to old data, a process that is relatively slow. Our appliances utilize proprietary technology to perform deduplication inline, or prior to storing to disk, at high speed. Our approach completes a substantial portion of the deduplication process in random access memory, or

RAM, thereby minimizing the need for access to disk and increasing the speed of the backup and restore processes. Also, because our technology filters redundant segments before writing to disk, and replicates backup data shortly after writing, copies of data at remote sites can be kept up-to-date.

•

Data Invulnerability Architecture—Our technology provides advanced levels of data protection that are designed to ensure that backup data is accurate and recoverable. Most disk-based storage systems have been optimized for rapid transaction processing. However, our appliances are designed to be the storage of last resort. Our appliances incorporate end-to-end data consistency, integrity verification and error correction technologies at the file system level. For example, after every backup event, our technology confirms that all data written is consistent and accurate. Additionally, our appliances can sustain multiple simultaneous disk failures without data loss, a significant benefit over many VTL products that can lose data when more than one disk in an array fails. Recently, we introduced point-in-time snapshots that can allow images which have been deleted by operator error to be recovered.

•

Replication—Using our Global Compression technology, our Replicator software transfers deduplicated and compressed information over a network during the backup process. This process can be employed in a variety of common network types and requires less bandwidth, time and cost than traditional replication methods, making WAN vaulting economically and operationally feasible.

•

Adaptable Design—Each of our appliances incorporates industry standard components, which simplifies the procurement, assembly and support of our appliances. Furthermore, our appliances are easy to install, are compatible with the leading backup software applications and work with both Ethernet and Fibre Channel-based networks.

Products

We offer a variety of appliances with a range of storage capacities. Our appliances are sold with varying sizes of internal storage capacity, ranging from approximately 2.25 terabytes, or TB, for our DD510 appliance to approximately 7.5 TB for our DD580 appliance. Effective storage capacity is the equivalent amount of uncompressed data that can be stored on an appliance in a compressed form. Assuming a data compression range of approximately 10x to 30x and taking into account formatting and system overhead, our base DD580 appliances provide an effective storage capacity of approximately 50 TB to 150 TB.

Customers can augment the storage capacity of our higher end systems with expansion storage. For example, the DD580 appliance can support up to three expansion shelves, each of which adds approximately 8 TB of additional internal storage capacity. Our appliances also can be combined together in an array configuration, which we refer to as a DDX, to reach higher levels of capacity and throughput. For customers that want to utilize their existing excess storage capacity, we offer what we refer to as Gateway appliances, which are versions of our appliances without internal storage.

When purchasing our appliances, customers may license one or more of the software technologies embedded in our appliances. Different technologies can be enabled or disabled based on the licenses purchased by our customers. For example, our Replicator software allows enterprises to utilize WAN vaulting for offsite disaster protection and recovery. We also offer a capacity-optimized VTL software option that emulates multiple tape libraries over a Fibre Channel interface and integrates with an enterprise’s existing backup infrastructure while supporting our standard deduplication approach. By utilizing data deduplication, our VTL offering enables more cost-effective disk-based protection storage and faster, more reliable data recovery than that provided by non-deduplication VTL offerings.

Our appliances are designed to be compatible with leading enterprise backup software, including products available from vendors such as CommVault Systems, Inc., EMC Corporation, International Business Machines Corporation and Symantec Corporation.

Customer Support

We offer tiered customer support programs through the sale of support and services contracts. Customers that purchase a support and services contract are granted rights to accelerated shipment of replacement parts, onsite hardware repair and support, and software updates and maintenance releases that become available during the support period. Our support and services contracts are typically offered for periods of one to three years. We offer product support for all of our customers, including those customers who purchase our appliances through our channel partners.

Substantially all of our support personnel are based in Santa Clara, California, and we expect to have additional support personnel located in our new facility that we will be opening in the Research Triangle Park area in Raleigh, North Carolina in 2008. Customer support personnel are available 24 hours per day, seven days per week. Our appliances include an active monitoring system that automatically notifies us of support problems we detect, enabling us to address customer problems more quickly. In addition, some of our international channel partners offer primary support for the appliances they sell to customers. We also subcontract with third parties, Anacomp, Inc. and Glasshouse, Inc., to provide onsite hardware repair and replacement services for the substantial majority of our customers that have purchased a support and services contract from us. For each such covered customer, we purchase a support contract from Anacomp or Glasshouse. Our master agreement with Anacomp has a two-year term ending in February 2009 that renews automatically absent 90 days’ prior written notice by either party. Our master agreement with Glasshouse has a three-year term ending in June 2010, except that after the initial 12 months, which ends in June 2008, either party may terminate the agreement by providing the other party with 90 days’ prior written notice.

Customers

As of December 31, 2007, our appliances had been purchased by approximately 1,500 customers worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. During the years ended December 31, 2007, 2006 and 2005, no single customer accounted for 10% or more of our total revenue. See Note 11 of “Notes to Consolidated Financial Statements” for more information regarding the geographic distribution of our customers.

Backlog

We believe that because of industry conditions, customers are reluctant to enter into long-term contracts. Accordingly, new order volumes for our products fluctuate significantly. We typically accept and ship orders within a few days. In addition, customers may reschedule or cancel orders with little or no penalty. For these reasons, we do not believe that our order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

Product Warranty

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the customer for hardware and 90 days for software.

Sales and Marketing

We sell our appliances indirectly through channel partners and through our direct sales force. Our channel partners are independent third parties that act as resellers of our appliances in the United States and internationally. We have over 250 channel partners that help market and sell our appliances, typically with the assistance of our direct sales force. Our direct sales force is responsible for managing and overseeing indirect sales within our geographic territories, including North America, Europe, Asia-Pacific and Japan. This joint sales approach combines the benefit of our having relationships with substantially all customer accounts with the reach and relationships of our channel partners, especially internationally. We intend to expand these partner relationships in the future to further extend our distribution coverage.

We focus our marketing efforts on communicating product advantages, generating qualified leads for our direct sales force and channel partners and increasing brand awareness. We rely on a variety of marketing efforts, including tradeshows, advertising, public relations, industry research and our website. In addition, we work closely with a number of technology partners, including some of the leading suppliers of storage infrastructure products, on co-marketing and lead-generation activities in an effort to broaden our marketing reach.

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of skilled engineers with extensive experience in the fields of computing, storage, network system design, Internet routing protocols and embedded software. These individuals have extensive prior experience with many leading digital storage and computer data networking companies. We have invested significant time and financial resources in the development of our storage appliances and our Global Compression technology. Most of our research and development activities take place at our corporate headquarters in Santa Clara, California. However, we opened a research and development facility in Princeton, New Jersey in 2007 and recently announced that we will open a facility in the Research Triangle Park in Raleigh, North Carolina in fiscal 2008. We intend to dedicate significant research and development resources to continue to improve the performance and features of our deduplication storage solution and to expand our product offerings to address other segments of the enterprise storage market.

Research and development expenses were $23.5 million, $10.4 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing

We outsource the manufacturing, assembly, testing, packaging and shipping of our appliances to Solectron, which was recently acquired by Flextronics. We rely on Solectron to procure a majority of the components for our appliances. We work closely with Solectron in an effort to ensure that we have a supply of components sufficient to satisfy our product delivery schedule and to oversee the manufacturing process and quality control.

We provide purchase orders for finished goods inventory to Solectron on a monthly basis. The product mix and volume of the order is adjusted each month based on anticipated demand and actual sales and shipments in prior periods. Because different configurations of our appliances use industry standard components, Solectron is more easily able to respond to changes in our product mix without significant delay or increased costs. Solectron is currently our only contract manufacturer, and our agreement with Solectron has a one-year term that is subject to automatic extensions in one-year increments absent notice of termination by either party.

This agreement is terminable at any time by either party with 90 days’ notice. We purchase our capacity expansion shelves from Xyratex Technology Limited pursuant to an agreement that has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances.

Availability of Raw Materials

Our production processes require raw materials that meet exacting standards, including a few that are customized for us. We generally have a few sources of supply. Various factors could reduce the availability of raw materials such as memory, microprocessors and disk drives and shelving and other materials. Although raw material shortages have not interrupted our operations in the past, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is interrupted, or lead times are extended, our results of operations could be harmed.

Competition

The market for our products is highly competitive and is driven by rapidly changing technology. In addition to competing with traditional providers of tape-based storage systems, such as Sun Microsystems, Inc. and Quantum Corporation, we compete with other established storage companies such as EMC Corporation and Network Appliance, Inc., and to a lesser extent Hitachi Data Systems Corporation, Hewlett-Packard Company and International Business Machines Corporation (IBM), that offer a variety of different protection storage products and products that address classes of nearline applications. Some of our competitors sell, or have announced plans to sell, deduplication storage products that compete directly with our appliances. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with WAN acceleration and backup software providers that incorporate deduplication capabilities in their products.

We believe the principal factors on which our products compete are as follows:

•	product features and enhancements, including ease of use, performance, scalability, reliability, replication and multi-protocol support;

•	product pricing and total cost of ownership;

•	product interoperability with customer networks and backup software;

•	global sales and distribution capability;

•	ability to take advantage of improvements in industry standard components; and

•	customer support and services.

We believe that our technologies, which enable enterprises to dramatically compress data in their protection storage environments, store data cost effectively and with high reliability, use existing networks for data recovery, and accomplish each of the foregoing with minimal disruption to existing storage infrastructures, provide us with significant competitive advantages. In addition, our appliances have been purchased by approximately 1,500 customers, which represent a significant installed base of existing customers and provide us with a significant number of reference accounts, better enabling us to market and sell additional appliances and other product offerings to new customers. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing and other resources than we have. Our competitors may offer to sell their products at more attractive prices than we offer, and potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. Some of our competitors have also entered into relationships with original equipment manufacturers, or OEMs, that could provide those competitors with sales, marketing, distribution and other advantages.

Intellectual Property

Our future success as a company will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. Our registered trademark in the United States is Data Domain.

Our issued patents will begin to expire in 2023. We have also entered into a non-exclusive patent cross-license agreement with Quantum Corporation that provides each party and its controlled affiliates with a license to certain patents held by the other party. As a result of this patent cross-license agreement, we have a license to Quantum’s significant portfolio of current and future patents that are or may be issued or applied for (or otherwise entitled to a priority date) on or prior to January 1, 2012 and that relate to or are useful with respect to data transmission and/or data storage, excluding claims specific to tape or tape-based systems. Under the terms of the agreement, Quantum and its controlled affiliates have a license to our current and future patents that relate to or are useful with respect to data transmission or data storage and that are or may be issued or applied for (or otherwise entitled to a priority date) on or prior to January 1, 2012.

The effect of the cross-license is that Data Domain and Quantum can implement their respective products without threat of lawsuit from the other company for patent infringement of the covered patents. The license agreement does not include a transfer of any products, software, code, know-how or trade secrets. It is not a joint development agreement or an OEM agreement. Neither party is entitled to any products implemented by the other party or any features of the other party’s products. There are no deliberately common components between Data Domain and Quantum products. Quantum and Data Domain do not collaborate on the development of any products.

United States patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our issued United States patents, and any future patents that may be issued, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing these patents. In addition, as a result of our cross-license agreement with Quantum, we will not be able to assert our existing patent rights and many or all of our future patent rights against Quantum or its controlled affiliates for the foreseeable future, and Quantum has certain rights to assign this license to an acquirer of Quantum.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

Although we rely on patent, copyright, trade secret, trademark and other intellectual property laws to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product support and services are essential to establishing and maintaining a technology leadership position. We cannot be sure that others will not develop technologies that are similar or superior to our technology.

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

Employees

As of December 31, 2007, we had 435 employees in offices around the world, of which 361 were in the United States. Of the total employees, 244 are engaged in sales and marketing, 116 in research and development and 75 in general and administration, support and services and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We derive all of our revenue from sales of a single line of systems and related customer support and services, and if demand for these systems does not continue to grow, our business, results of operations and financial condition would be harmed.

We derive all of our revenue from sales of a single line of deduplication storage systems and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competing technologies and products, weakening economic conditions, decreases or delays in corporate spending for information technologies, product obsolescence, lack of customer acceptance, technological change, customer budgetary constraints or other factors. If demand for our systems does not continue to grow, our business, results of operations and financial condition would be harmed.

Our business could be harmed as a result of deteriorating general economic and market conditions that lead to reduced spending on information technology products.

Our business depends on the overall demand for information technology, in particular for deduplication storage appliances for backup storage and network-based disaster recovery. Information technology spending has historically declined as general economic and market conditions have worsened, and if the domestic or global economy undergoes a downturn, or if our customers believe such a downturn is imminent, our customers would likely reduce their information technology budgets. We may be particularly susceptible to reductions in information technology spending because the purchase of our appliances is often discretionary and may involve a significant commitment of capital and other resources. Many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our appliances. Delays in or a reduction in information technology spending, domestically or internationally, would harm our business, results of operations and financial condition in a number of ways, including by leading to longer sales cycles, lower prices for our appliances and reduced unit sales.

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short-term investments and suffer a reduction in our interest or return on investments.

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, auction rate securities, money market funds, commercial paper, corporate bonds and government agency certificates, and we actively manage our portfolio with an objective of capital preservation. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. To date, we have determined that any declines in the market value of our investments have been temporary. There could be future declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At December 31, 2007 and January 31, 2008, we had $29.6 million and $34.5 million of principal in auction rate securities, respectively. In January 2008, these securities, which consist of AAA-rated, taxable municipal debt obligations, had auctioned successfully. On February 14, 2008, the majority of these auction rate securities failed to auction, causing access to these funds to be restricted. An auction failure means that the parties wishing to sell securities could not. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Determining whether there has been an other-than-temporary impairment of our short-term investments requires significant judgment. At this time, we believe the interest is collectable, and we do not believe that there has been an other–than-temporary impairment of these investments. With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal and suffer a reduction in our interest or return on these and other investments, which could harm our operating results and financial condition. In addition, we may suffer a potential lack of liquidity of these investments and it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.

We experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results include:

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

Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended December 31, 2007, we derived approximately 28% of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the management of our relationships with channel partners outside the United States, whose sales and lead generation activities are very important to our international operations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory limitations on our ability to sell our appliances in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	increased exposure to possible violations of, or non-compliance with, the Foreign Corrupt Practices Act;

•	reduced protection for intellectual property rights in some countries; and

•	political and economic instability.

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

We have not yet achieved profitability for any fiscal year. We incurred a net loss of approximately $3.7 million for the year ended December 31, 2007, and as of December 31, 2007, our accumulated deficit was approximately $40.3 million. We may continue to incur losses. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

Our sales are difficult to predict, even in the near term, and a substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter.

A substantial portion of our quarterly sales typically occurs during the last several weeks of the quarter, which we believe largely reflects customer buying patterns of products similar to ours and other products in the technology industry generally. In addition, a significant portion of our sales in any quarter is not forecast at the start of the quarter and is generated by sales activity initiated within the quarter. Similarly, we have little visibility at the start of any quarter as to which existing customers, if any, will make additional purchases and when any additional purchases may occur, if at all. As a result, our quarterly operating results are difficult to predict even in the near-term.

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

We were incorporated in October 2001 and first shipped our appliances in February 2004. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. As we encounter rapidly changing customer requirements and increasing competitive pressures, we likely will be required to reposition our product and service offerings and introduce new products and services. We may not be successful in doing so in a timely and appropriately responsive manner, or at all. Furthermore, because we compete in an early stage market, many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our appliances. Historically, enterprises have relied on non-deduplication, tape-based technologies for backup and recovery, and we might not succeed in generating increased demand for our products. All of these factors make it difficult to predict our future operating results, which may impair our ability to manage our business and investors’ ability to assess our prospects.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion of our operations and headcount will be required. For example, our headcount increased from 179 employees as of December 31, 2006 to 435 employees as of December 31, 2007, and we have announced our intent to establish a new operations center in North Carolina’s Research Triangle Park. The new facility is expected to house additional engineering, customer support and sales personnel. Our growth has placed, and will continue to place, significant demands on our management, infrastructure and other resources. To manage our growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We implemented new enterprise resource planning software for our finance and inventory management processes in October 2007, and we may in the future upgrade other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support and continue our growth, and if we do not effectively manage our growth and the associated increase in expenses, our business, results of operations and financial condition would be harmed.

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue, reduce our gross margins and result in the loss of market share.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. This competition has resulted in pricing pressure, which we anticipate will increase in the future. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders, or a large dollar value order, is delayed or cancelled, our financial results may be harmed. Competition may result in reduced gross margins for our appliances, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

Competitive products may have better performance, lower prices and broader acceptance than our appliances. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. In addition, our competitors may be able to bundle products and services that we do not offer together with products that compete with ours at a combined price that is more attractive than the price we charge for our appliances. Currently, we face competition from traditional providers of tape-based storage systems such as Sun Microsystems, Inc. and Quantum Corporation as well as a number of established storage companies that offer a variety of different disk-based storage products, including EMC Corporation and Network Appliance, Inc. and, to a lesser extent, Hitachi Data Systems Corporation, Hewlett-Packard Company and International Business Machines Corporation. Some of our competitors sell, or have announced plans to sell, deduplication storage products that compete directly with our appliances, and additional competitors may introduce deduplication storage products in the future. Pursuant to a cross-license agreement with Quantum, we have licensed our current, and certain future, patents relating to data storage or data transmission, which could assist Quantum in competing with us. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with WAN acceleration and backup software providers that incorporate deduplication capabilities in their products.

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

Our financial results would suffer if demand for deduplication storage appliances does not continue to grow.

Our products are disk-based deduplication storage appliances for backup and network-based disaster recovery. Deduplication is a new and emerging technology. Historically, enterprises have relied on non-deduplication tape-based technologies for backup and recovery. A reduction in demand for deduplication storage appliances for backup storage or network-based disaster recovery could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and products, or decreases in corporate spending. Our future financial results would suffer if the demand for deduplication storage appliances does not continue to grow.

If we fail to predict accurately our manufacturing and component requirements, we could incur additional costs or experience manufacturing delays which would harm our business.

Our agreement with our contract manufacturer, Solectron, which has recently been acquired by Flextronics, does not provide for specific quantities or inventory levels for our appliances or the components used in our appliances. Instead, we provide purchase orders to Solectron on a monthly basis. If we overestimate our manufacturing needs, Solectron may assess charges or we may have liabilities for excess or obsolete inventory.

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

We may experience shortages in components that we use in our appliances, and we may not accurately predict the availability of and demand for such components. We rely on Solectron to procure a majority of the components used in our appliances. As a result, any disruption in Solectron’s ability to procure necessary components in the quantities required or at reasonable prices could result in a delay in the shipment of our appliances. Due to technological, pricing or business reasons, some of the components used in our appliances are available only from a single or limited source of supply. For example, our capacity expansion shelves are currently supplied exclusively by a single vendor, Xyratex Technology Limited, our appliances depend on NVRAM cards that currently are only available from a single vendor, Micro Memory, LLC, which was acquired by VMETRO, and we acquire the chassis used in our appliances from a single vendor. Our agreement with Xyratex has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances. Either we or Solectron order NVRAM cards under a standard purchase order arrangement with Micro Memory or its distributor, and either we or Solectron order chassis under a standard purchase order arrangement with our chassis supplier or its distributor. Significant time and effort would be required to locate new vendors for any of these components, if available at all, to qualify replacement components or to develop our appliances using an alternative technology. The unavailability of any of these or other necessary components could delay or prevent us from shipping our appliances. Component suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, to allocate available component supplies to them. In addition, increased demand generally by third parties for the components we use in our appliances may lead to decreased availability and higher prices for those components.

We are dependent on a single contract manufacturer and changes to that relationship may result in delays or disruptions that could harm our business.

We rely on a single independent contract manufacturer, Solectron, to manufacture and assemble our appliances. We currently have an agreement in place with Solectron that is subject to automatic extensions in one-year increments absent notice of termination by us or Solectron. However, either party can terminate the agreement for any reason at any time with at least 90 days’ advance written notice. We may not be able to effectively manage our relationship with Solectron, and Solectron may not meet our future requirements for timely delivery. Our orders represent only a small percentage of the overall orders received by Solectron from its customers. As a result, fulfilling our orders may not be considered a priority by Solectron in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. Although the services required to manufacture and assemble our appliances may be readily available from a number of other established contract manufacturers, it would be time consuming and costly to qualify and implement a new contract manufacturer relationship. Although we have a contingency plan in place with Solectron in the event that its capacity at the location used to manufacture and assemble our appliances is reduced or temporarily eliminated, any event that disrupts the manufacturing and assembly process could harm our business. If Solectron suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or if we have to change or add additional contract manufacturers, our ability to manufacture and ship appliances to our customers would be delayed and our business would suffer.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business will suffer.

The market in which we currently operate is rapidly developing. We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either in a timely manner or at all. We also may not be able to develop our products in a manner that enables us to successfully address the needs of other parts of the enterprise storage market. For example, we have recently introduced products for classes of applications other than backup and disaster recovery. These nearline classes of applications, such as archival storage and fixed-content data storage, manage largely static files and benefit from the fast storage and retrieval of disk-based systems, but do not require the performance characteristics of primary storage. Our failure to extend our deduplication technology into these nearline applications, particularly if our competitors are able to do so, could harm our business. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would harm our business.

If we fail to offer high quality customer support and services, our business would suffer.

Once our appliances are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our appliances. A high level of customer support and services is important for the successful marketing and sale of our appliances. If we or our channel partners do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell our appliances to existing customers would suffer and our reputation with potential customers would be harmed. Some of our international channel partners offer primary support for the appliances they sell to customers, and we rely on third parties to provide onsite hardware repair and replacement services for most of our customers. If the third parties fail to provide timely and effective services, our business could be harmed. As we expand our sales, we will be required to hire and train additional support personnel. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. If we fail to maintain high quality customer support or to grow our support organization to match any future sales growth, our business will suffer.

If we elect to discount our support and services pricing to attract or retain customers, we may be required to defer a portion of our revenue to future periods.

If we elect to discount our support and services pricing or otherwise introduce significant variability in our support and services arrangements, this variability may require us to defer the recognition of revenue from sales of our appliances. We recognize revenue for our appliances using the residual method as allowed by the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9. Under this method, in order to recognize product revenue upon shipment, we must establish sufficient evidence, which is referred to as vendor specific objective evidence, or VSOE, of the fair value of our undelivered support and services. We have established VSOE of fair value of our support and services based on the price charged when support and services are sold separately. If we are required to change the pricing of support and services through discounting, or otherwise introduce variability in the pricing of support and services on certain transactions to attract or retain customers, we may be unable to maintain VSOE of the fair value of support and services for similar types of transactions. As a result, we could be required to defer all revenue for these transactions and recognize revenue ratably over the term of the related support and services contracts, which is typically one to three years. If this were to occur, our revenue would decline and our operating results would be negatively impacted.

Our appliances handle mission-critical data for our customers and are highly technical in nature. If customer data is lost or corrupted, or our appliances contain software errors or hardware defects, we could have product liability exposure and our reputation and business could be harmed.

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by fabricators that are no longer supplying parts for use in our appliances. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. We accrued an additional $450,000 in the third quarter 2007 to expand this program for additional circuit boards used in some of our appliances. These estimates were based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of December 31, 2007, we had incurred approximately $1.2 million of costs associated with these field replacement programs and $437,000 remained in accrued liabilities to cover future costs for the units potentially affected. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be negatively impacted. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

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

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the year ended December 31, 2007, approximately 86% of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, beginning with the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We expect to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. Our independent registered public accounting firm identified a material weakness in our financial statement close process as of December 31, 2006, and we implemented additional formal policies, procedures and processes, hired additional accounting personnel and increased management review and oversight over the financial statement close and reporting processes in order to remediate this material weakness. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

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

We face increasing complexity in the design and manufacture of our appliances as we adjust to new and upcoming requirements relating to the materials composition of many of our appliances. For example, the European Union, or EU, has adopted certain directives to facilitate the recycling of electrical and electronic equipment sold in the EU, including the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU. A companion EU directive, the Waste Electrical and Electronic Equipment Directive imposes responsibility for the collection, recycling and recovery for certain electrical and electronic products on the manufacturers of such equipment.

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

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the year ended December 31, 2007, our research and development expenses were $23.4 million, or approximately 19% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

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

We have incurred, and will continue to incur, significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

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

The trading prices of our common stock as well as the securities of other technology companies have been highly volatile. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new products and services, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us, or in reaction to reports from industry analysts about us or our competitors or others in the technology industry generally. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

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

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is currently located at 2421 Mission College Blvd., Santa Clara, California 95054. We lease approximately 100,000 square feet of office space at this address pursuant to a lease that expires in October 31, 2017. We recently signed an agreement to lease additional space next to our corporate headquarters that begins January 2009 for approximately 100,000 square feet of office space. We believe these new facilities will accommodate our needs for the foreseeable future. The lease for our former corporate headquarters in Santa Clara expires in February 2009, and we currently plan to sub-lease this space. We also maintain sales offices in multiple locations in the United States and internationally.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Item 4A.	Executive Officers of the Registrant

Our executive officers, and their ages and positions as of February 20, 2008, are set forth below:

Name	Age	Position
Frank Slootman	49	President and Chief Executive Officer
Michael P. Scarpelli	41	Senior Vice President and Chief Financial Officer
Daniel R. McGee	48	Senior Vice President of Engineering
David L. Schneider	39	Senior Vice President of Worldwide Sales

Frank Slootman has served as a member of our board of directors and as our President and Chief Executive Officer since July 2003. Prior to joining us, Mr. Slootman served as an executive at Borland Software Corporation from June 2000 to June 2003, most recently as Senior Vice President of Products. From March 1993 to June 2000, Mr. Slootman held management positions for two enterprise software divisions of Compuware Corporation. Mr. Slootman earned his undergraduate and graduate degrees in Economics from Erasmus University Rotterdam in the Netherlands.

Michael P. Scarpelli joined us as our Vice President and Chief Financial Officer in September 2006, and was promoted to Senior Vice President in January 2008. From January 2006 to September 2006, Mr. Scarpelli served as Executive Vice President and Chief Financial Officer for Lexar Media, Inc., a flash memory manufacturer which was acquired by Micron Technology, Inc. in 2006. From January 2002 to January 2006, Mr. Scarpelli held senior positions at HPL Technologies, Inc., a provider of yield management software and test chip solutions, most recently as Senior Vice President and Chief Financial Officer. Mr. Scarpelli began his career at PricewaterhouseCoopers LLP from May 1989 to December 2001. Mr. Scarpelli holds a B.A. in Economics from the University of Western Ontario.

Daniel R. McGee joined us as our Vice President of Engineering in February 2006, and was promoted to Senior Vice President of Engineering in January 2008. From March 2004 to February 2006, Mr. McGee was the Vice President of Engineering for Aventail Corporation, a provider of secure remote access products. From August 1999 to March 2004, Mr. McGee held various senior management positions at Pinnacle Systems, Inc., a provider of video editing solutions, TV tuners for personal computers and digital media adapters. Mr. McGee holds a M.S. in Engineering Management from Stanford University and a B.S. in Electrical Engineering & Computer Science from Oregon State University.

David L. Schneider joined us as our Vice President of Worldwide Sales in January 2004, and was promoted to Senior Vice President of Worldwide Sales in January 2008. From January 2003 to December 2003,

Mr. Schneider served as Vice President of Alliances, Channel and OEM sales for Borland Software Corporation. From May 2002 to January 2003, Mr. Schneider served as Vice President of Western United States Sales for TogetherSoft Corporation (later acquired by Borland Software Corporation). From January 1999 to May 2002, Mr. Schneider was Western Regional Manager at Iona Technologies, Inc. Mr. Schneider holds a B.A. in Political Science from the University of California, Irvine.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been traded on The NASDAQ Global Market under the symbol “DDUP” since June 27, 2007. Prior to then, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Market.

	High	Low
Year Ended December 31, 2007
Second Quarter (from June 27, 2007)	$25.40	$19.94
Third Quarter	32.73	21.47
Fourth Quarter	41.14	23.86

Holders of Record

As of February 20, 2008, there were 209 shareholders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock nor do we intend in the foreseeable future to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities

We have not repurchased any of our common stock, and do not foresee purchasing our common stock in the foreseeable future.

Item 6.	Selected Financial Data

You should read the following selected consolidated historical financial data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this Annual Report. The selected financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes included in this Annual Report.

We derived the selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report. We derived the selected consolidated financial data for the year ended December 31, 2004 and as of December 31, 2005 from our audited consolidated financial statements and related notes which are not included in this Annual Report. We derived the selected consolidated financial data for the year ended December 31, 2003 and as of December 31, 2004 and 2003 from our unaudited consolidated financial statements which are not included in this Annual Report. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
					(unaudited)
Consolidated Statements of Operations Data:
Total revenue	$123,622	$46,434	$8,121	$779	$—
Total cost of revenue (1)	35,901	14,523	5,170	1,424	192

Gross profit (loss)	87,721	31,911	2,951	(645)	(192)

Operating expenses:
Sales and marketing (1)	60,441	20,252	9,495	4,177	1,133
Research and development (1)	23,463	10,447	6,450	4,454	3,550
General and administrative (1)	11,006	2,831	1,039	739	690
Settlement expense	—	2,919	—	—	—

Total operating expenses	94,910	36,449	16,984	9,370	5,373

Operating loss	(7,189)	(4,538)	(14,033)	(10,015)	(5,565)
Total other income (expense), net	4,022	723	283	189	53

Loss before provision for income taxes	(3,167)	(3,815)	(13,750)	(9,826)	(5,512)
Provision for income taxes	493	211	33	2	—

Net loss	$(3,660)	$(4,026)	$(13,783)	$(9,828)	$(5,512)

Net loss per common share, basic and diluted	$(0.12)	$(0.56)	$(2.38)	$(2.10)	$(1.61)

Shares used in computing basic and diluted net loss per share	31,482	7,128	5,801	4,672	3,428

(1) Stock-based compensation	$12,051	$1,291	$96	$35	$15

	Year ended December 31,
(in thousands)	2007	2006	2005	2004	2003
				(unaudited)	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$207,135	$11,857	$12,505	$9,358	$18,354
Working capital	203,688	12,856	9,692	8,233	18,119
Total assets	261,364	30,913	18,896	11,394	18,767
Other liabilities (2)	594	3,319	—	—	—
Mandatorily redeemable convertible preferred stock	—	41,514	41,309	26,273	26,009
Common stock and additional paid-in capital	248,078	3,049	1,542	1,293	1,322
Total stockholders’ equity (deficit)	207,862	(33,566)	(31,037)	(17,516)	(7,644)

(2)	See Note 14 of the notes to our consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Form 10-K.

Overview

We were founded in October 2001 with a mission to develop breakthrough compression technology for disk-based deduplication storage. We began shipping our appliances in February 2004 to address the backup and network-based disaster recovery needs of enterprises. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of December 31, 2007, our appliances had been purchased by approximately 1,500 customers worldwide.

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

We completed a follow-on offering of common stock on December 3, 2007. We sold and issued 3,051,114 shares of our common stock, including 251,114 shares sold by us pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an issue price of $27.00 per share. We raised approximately $77.8 million in net proceeds after deducting underwriting discounts and commissions of $3.4 million and other offering costs of $1.2 million, which were received on November 21, 2007 and December 3, 2007.

Our single product line of storage appliances is sold in different configurations depending on a customer’s requirements for storage capacity and performance. Variations in storage capacity and performance are delivered through the use of a variety of interchangeable component parts such as internal disk drives and central processing units. All of our appliances use our Global Compression technology to deduplicate data and, therefore, reduce the storage capacity required for backup and disaster recovery. When purchasing our appliances, customers may license one or more of our software technologies embedded in our appliances, including software that enables customers to utilize WAN vaulting to replicate backup data offsite.

Substantially all of our appliances have been sold in combination with support and services contracts. Our support and services contracts are typically offered for periods of one to three years.

We sell our appliances through a network of channel partners and through our direct sales force. In the year ended December 31, 2007, 2006 and 2005, approximately 86%, 85% and 85%, respectively, of our revenue was generated by sales through indirect channels. As of December 31, 2007, we had over 250 channel partners, and we expect that we will continue to sell a substantial majority of our appliances through our channel partners. We consider the development of indirect sales channels in domestic and international markets to be important to future revenue growth and widespread acceptance of our products.

Growth of our product revenue will depend on our ability to attract new customers and on additional sales to existing customers. Our growth will also depend on our ability to introduce, and the market acceptance of, new products with higher capacity and performance and new products designed to serve other sectors of the storage market beyond protection storage that we believe will benefit from deduplication storage systems. We expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 28%, 32% and 36% of our total revenue in the years ended December 31, 2007, 2006 and 2005, respectively. International revenue was 4% lower as a percentage of total revenue for fiscal 2007 compared with 2006 due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere. International revenue was 4% lower as a percentage of total revenue for fiscal 2006 compared with 2005 due to the higher growth rate of sales in North America as we added new sales personnel more rapidly in North America than elsewhere. Despite these year-over-year reductions in the percentage of our international revenues, over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue, as we add additional sales personnel internationally. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any year.

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

Revenue. Revenue is composed of product revenue, support and services revenue, and ratable products and related support and services revenue. Our product revenue is composed of sales of our appliances, which includes sales of expansion shelves that augment the internal storage of our appliances, and shipping charges. Our support and services revenue is derived from support and services contracts, which typically have a duration of one to three years, and installation services. Ratable product and related support and services revenue is derived from pre-2006 arrangements in which product and support are bundled and no vendor specified objective evidence of fair value exists for the undelivered support and services. For those arrangements, we recognize the entire arrangement fee over the period of the related support and services contract. As of December 31, 2007, we had $83,000 in remaining deferred revenue related to ratable product and related support and services revenue.

Cost of Revenue. Cost of revenue is composed of cost of product revenue, cost of support and services revenue, and cost of ratable products and related support and services revenue. Cost of product revenue consists primarily of the cost charged by our contract manufacturer to manufacture our appliances, the cost of expansion shelves charged by the original equipment manufacturer, shipping charges, warranty obligations, the amortization of evaluation units, overhead allocations, personnel-related costs and provisions for excess and obsolete inventory, if any. Cost of support and services revenue consists of salaries, related costs of customer support personnel, overhead allocations and any third-party costs we incur in order to provide hardware repair and replacement services. Cost of ratable product and related support and services revenue consists of hardware and support and services costs related to transactions recognized ratably.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We grew from 179 employees as of December 31, 2006 to 435 employees as of December 31, 2007. We expect to continue to hire significant numbers of new employees in order to support our growth. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will increase significantly in absolute dollar amounts.

•

Sales and Marketing—Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, stock-based compensation, employee sales commissions and marketing programs. We intend to continue to invest heavily in sales and marketing by increasing the number of sales and channel support personnel worldwide. We expect future sales and marketing costs to continue to increase. Hiring additional sales personnel reduces operating margins until the new sales personnel generate meaningful revenue.

•

Research and Development—Research and development expenses primarily include personnel costs, stock-based compensation, depreciation on lab equipment, costs of prototype equipment, quality assurance infrastructure depreciation, other related costs of quality assurance and overhead allocations. We expense research and development costs as incurred. Though we incur software development costs, the costs of software development that we incur after a product has reached technological feasibility are considered immaterial, and to date, we have not capitalized any such costs. We expect that research and development costs will increase in absolute dollar amounts.

•

General and Administrative—General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, stock-based compensation and fees for professional services. Professional services consist of outside legal, tax and audit costs. We have recently incurred, and expect to continue to incur significant additional expenses as a result of operating as a public company and as we hire additional personnel and incur costs for implementation of new information technology systems.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income on cash and cash equivalents and short-term investment balances and foreign currency remeasurement gains or losses. We historically have invested our cash in money market funds, and we have invested the funds from our IPO and follow-on offering in a combination of auction rate securities, commercial paper, corporate bonds and money market funds.

Provision for Income Taxes. In the years ended December 31, 2007 and 2006, we recorded an income tax provision for both federal and California alternative minimum taxes, or AMT, foreign taxes and state income taxes. For the year ended December, 31, 2005, we recorded an income tax provision for foreign taxes and state income taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, warranty reserve, allowance for doubtful accounts and short-term investments.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock options granted using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized in 2006 includes the expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R), and the expense as determined under SFAS 123 for options granted prior to, but not vested as of January 1, 2006.

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

For stock options granted prior to our IPO, we determined that it was not practicable to calculate the volatility of our share price because our securities are not publicly traded and therefore there is no readily determinable market value for our stock, we have limited information on our own past volatility, and we have a limited operating history. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated. Over time, once historical data and market trends become apparent, this information could change our estimates. A small change in the estimates used can result in a relatively large change in the estimated valuation.

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

If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense, net loss and net loss per share amounts could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, in determining the fair value of our common stock prior to our IPO for financial reporting purposes.

We recorded stock-based compensation expense of $12.1 million, $1.3 million and $96,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to attract and retain employees and non-employee directors. Additionally, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for all periods was 5%. If the actual rate of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

At December 31, 2007, the total compensation expense related to stock-based awards granted but not yet recognized was approximately $41.6 million, net of estimated forfeitures. This expense will be amortized on a straight-line basis over a weighted average period of approximately 3.0 years. Our employee stock purchase plan is compensatory, and we recognized $2.8 million of expense in the year ended December 31, 2007 for the first purchase period that ended on January 31, 2008.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market value, or cost less accumulated amortization in the case of evaluation units. We ship evaluation units to enable some of our prospective customers to test our equipment prior to purchasing. We amortize evaluation inventory on a straight-line basis over the shorter of twelve months or until sold, commencing in the month the product goes into the evaluation inventory pool. The amortization expense is included in the cost of product revenue. If a unit is purchased, we record a sale in accordance with our revenue recognition policy. We assess the valuation of our inventory on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including in-warranty and out-of-warranty service requirements. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product. During the year ended December 31, 2007, we incurred an expense of $264,000 for inventory write-downs related to our discontinuance of our 4xx products. Amortization of evaluation units was approximately $2.6 million, $1.4 million and $588,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material. Spare parts are expensed to cost of product revenue as purchased. As of December 31, 2007 and 2006, we had approximately $2.9 million and $656,000, respectively, in historical costs of spare parts inventory on hand that had been fully expensed. The increase in the expenses related to valuation units and spare parts reflect the increase in revenue and growth of our business and our installed base.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the customer for hardware and 90 days for software. Our warranty costs consist of the estimated labor and shipping costs for the warranty repair, as the hardware costs are covered by our manufacturers’ warranties. For existing products, the warranty reserve is based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product.

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an estimated charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. As of December 31, 2007, we had incurred approximately $1.2 million of costs associated with these field replacement programs and $437,000 remains in accrued liabilities to cover future costs for the units potentially affected. We believe our estimates and judgments for the replacement program are reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and financial review of the customer. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. To date, our accounts receivable write-offs have not been significant and the allowance for doubtful accounts has not been material.

Short-Term Investments

We have an investment portfolio comprised of cash, auction rate securities, money market funds, commercial paper, corporate bonds and government agency certificates, and we actively manage our portfolio with an objective of capital preservation. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is recorded, which could materially adversely affect our operating results.

Results of Operations

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Total revenue	$123,622	$46,434	$8,121
Total revenue by type:
Product	$108,869	$36,884	$3,846
Support and services	14,423	2,898	85
Ratable product and related support and services	330	6,652	4,190
% of revenue by type:
Product	88%	79%	47%
Support and services	12%	6%	1%
Ratable product and related support and services	—	15%	52%
Total revenue by geography:
North America	$89,003	$31,734	$5,177
Europe, Africa, Middle East	26,026	12,210	2,483
Japan and Asia	8,593	2,490	461
% of revenue by geography:
North America	72%	68%	64%
Europe, Africa, Middle East	21%	26%	30%
Japan and Asia	7%	6%	6%

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: Product revenue increased $72.0 million to $108.9 million in the year ended December 31, 2007 from $36.9 million in the year ended December 31, 2006. This increase was due to an increase in the number of units sold to new and existing customers, facilitated by an increase in the number of sales personnel, an increase in the number of our channel partners and the introduction of new products. As of December 31, 2007, our customer base had increased to over 1,500 customers compared to approximately 650 customers at December 31, 2006. The introduction of new products, principally our DD510, DD530, DD565 and the DD580 product lines, which have higher capacity and higher performance than our legacy products, were sold at higher average sales prices than our legacy products. We expect to continue to release new products with higher capacity, higher performance and higher average selling prices.

Support and services revenue increased $11.5 million to $14.4 million in the year ended December 31, 2007 from $2.9 million in the year ended December 31, 2006. This increase was the result of increased product sales and, to a lesser extent, the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and service contracts when they purchase our appliances. As our customer base grows, we expect the proportion of revenue generated from support and services to increase over time, from both new contracts and renewals of existing contracts.

Ratable product and related support and services decreased $6.3 million to $330,000 in the year ended December 31, 2007 from $6.7 million in the year ended December 31, 2006. This decrease was the result of establishing VSOE of fair value for all support and services agreements in fiscal 2006. At December 31, 2007, we had $83,000 in remaining deferred revenue related to ratable product and related support and services revenue.

International revenue was 28% and 32% of total revenue for the years ended December 31, 2007 and 2006, respectively. Although revenue outside North America increased in the year ended December 31, 2007 in absolute amounts, the percentage of total revenue it represented in such period declined compared with the same period in 2006 due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere. As we continue to expand into international locations and introduce our products in new markets, we expect international revenue to increase in absolute dollars and as a percentage of total revenue.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005: Product revenue increased $33.0 million, from $3.8 million in the year ended December 31, 2005 to $36.9 million in the year ended December 31, 2006, due to an increase in the number of units sold to new and existing customers, an increase in the number of sales personnel, and an increase in the number of our channel partners. The increase in product revenue was also driven by an increase in our average sales prices resulting from the introduction of new products with higher capacity and higher performance, including our DD560 appliances which were introduced in the third quarter of 2006.

Support and services revenue increased $2.8 million, from $85,000 in the year ended December 31, 2005 to $2.9 million in the year ended December 31, 2006, due to increased sales of support and services contracts associated with increased product sales and, to a lesser extent, the renewal of support and services contracts by existing customers.

Ratable product and related support and services revenue increased $2.5 million, from $4.2 million in the year ended December 31, 2005 to $6.7 million in the year ended December 31, 2006, due to the amortization of revenue from those sales made prior to 2006 for which VSOE of fair value for support and services had not been established.

International revenue was 32% and 36% of total revenue for the years ended December 31, 2006 and 2005, respectively. Although revenue outside North America increased in the year ended December 31, 2006 in absolute amounts, the percentage of total revenue it represented in such period declined compared with the same period in 2005 due to the higher growth rate of sales in North America as we added new sales personnel more rapidly in North America than elsewhere.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Total revenue	$123,622	$46,434	$8,121

Cost of product	30,646	11,059	3,216
Cost of support and services	5,152	1,873	895
Cost of ratable product and related support and services	103	1,591	1,059

Total cost of revenue	35,901	14,523	5,170

Gross profit	$87,721	$31,911	$2,951

Gross margin	71%	69%	36%

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: Cost of product revenue increased $19.6 million to $30.7 million in the year ended December 31, 2007 from $11.1 million in the year ended December 31, 2006. This increase was due to increased hardware costs associated with an increased number of shipments of appliances to our customers, as noted in the discussion of product revenue above, an increase in salaries and employee related benefits of $815,000 and an increase in stock-based compensation of $196,000. Also included in the increase for the year ended December 31, 2007 is a charge of $1.6 million for estimated warranty costs associated with a field replacement program for a circuit board used in our appliances.

To date, less than 1% of these circuit boards have experienced failures. In April 2007, we initiated this field replacement program in which we are offering to replace circuit boards that we believe are potentially affected with circuit boards manufactured by an alternative supplier, and we expanded this program in September 2007 for additional circuit boards used in some of our appliances. This warranty charge does not assume any recovery from our suppliers because any recovery is uncertain at this time.

Cost of support and services revenue increased $3.3 million to $5.2 million in the year ended December 31, 2007 from $1.9 million in the year ended December 31, 2006. This increase was due to increases in our support personnel that increased our salary expense, recruiting and employee-related benefits by $1.1 million. Also contributing to the increase was stock-based compensation, which accounted for $275,000 of the increase, increased outside service costs of $939,000 related to support of our products from increased sales, and an increase in installation costs of $599,000. We expect the cost of support and services revenue to continue to increase in 2008 as we expect our revenue and our installed base to continue to increase.

Cost of ratable product and related support and services declined in fiscal 2007 in line with the decline in ratable product and related support and services revenue.

Gross margin increased from 69% in the year ended December 31, 2006 to 71% in the year ended December 31, 2007. The increase in gross margin was due to increased product margin from cost reductions realized with respect to our products from increased sales volume and decreases in hardware costs, increased sales of higher capacity and higher performance products that have higher gross margins, and increased margins on support and services revenue resulting from increased operational efficiency due to a larger installed base. These increases were partially offset by a provision on inventories of $264,000 and estimated warranty costs associated with the field replacement program of $1.6 million. We expect our gross margins to decline slightly to a range of 68% to 70% in fiscal 2008 due to increased pricing pressures, which we expect to be partially offset by cost efficiencies from increased sales and support operations.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005: Cost of product revenue increased $7.8 million, from $3.2 million in the year ended December 31, 2005 to $11.1 million in the year ended December 31, 2006, due to increased hardware costs associated with increased shipments of our appliances to customers. Our average cost of product per unit remained substantially the same even as average sales price increased, which resulted in higher margins. Cost of support and services revenue increased $1.0 million, from $895,000 in the year ended December 31, 2005 to $1.9 million in the year ended December 31, 2006, as we added additional customer support headcount to support increased product sales.

Gross margin increased from 36% in the year ended December 31, 2005 to 69% in the year ended December 31, 2006. The increase in gross margin was due to the introduction of higher capacity and higher performance products with higher gross margins in 2006, the allocation of fixed costs over greater total revenue, average cost of product per unit remaining substantially the same and increased margins on support and services revenue resulting from increased operational efficiency due to a larger installed customer base.

Sales and Marketing Expenses

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Sales and marketing expenses	$60,441	$20,252	$9,495
Percent of total revenue	49%	44%	117%

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: Sales and marketing expenses increased $40.2 million to $60.5 million in the year ended December 31, 2007 from $20.3 million in the year ended December 31, 2006. This increase was due to an increase in the number of sales and marketing employees, which grew to 244 employees at December 31, 2007 from 90 employees at December 31, 2006, including the addition of approximately 50 sales and marketing employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total revenue and the higher number of employees eligible to receive commissions, which are earned and recognized as expense on bookings. Salaries, employee-related benefits, fees for recruitment of new employees and commissions accounted for $26.9 million, stock-based compensation expense accounted for $5.8 million, and promotional, tradeshows and marketing costs accounted for $2.1 million of the fiscal 2007 increase. The remaining $5.4 million of the increase was principally the result of increased costs from travel and costs associated with international operations.

We anticipate that sales and marketing expenses will increase in absolute dollars, as we intend to expand our sales force, both domestically and internationally.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005: Sales and marketing expenses increased $10.8 million, from $9.5 million in the year ended December 31, 2005 to $20.3 million in the year ended December 31, 2006, due to an increase in the number of sales and marketing employees, which grew from 34 employees as of December 31, 2005 to 90 employees as of December 31, 2006, including the addition of 19 sales and marketing employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to the substantial increase in revenue and the higher number of employees. Of the $10.8 million increase in sales and marketing expenses in the year ended December 31, 2006, salaries, employee-based benefits, fees and commissions accounted for $8.0 million. Stock-based compensation expense related to sales and marketing personnel was $28,000 in the year ended December 31, 2005 compared to $485,000 in the year ended December 31, 2006.

Research and Development Expenses

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Research and development expenses	$23,463	$10,447	$6,450
Percent of total revenue	19%	22%	79%

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: Research and development expenses increased $13.0 million to $23.4 million in the year ended December 31, 2007 from $10.4 million in the year ended December 31, 2006. Of the increase, salaries and employee-related benefits and recruiting costs accounted for $7.9 million, as the result of research and development headcount increasing to 116 employees at December 31, 2007 from 64 employees at December 31, 2006. Increased expenses related to cost of consultants accounted for $756,000, stock-based compensation accounted for $2.4 million and facility-related costs for equipment and depreciation on capitalized equipment accounted for $829,000 of the increase. These increases were the direct result of hiring additional personnel to drive new product introductions and broaden our product line.

We anticipate that research and development expenses as a percentage of our total revenue will remain relatively stable but expect that the absolute dollar amount will increase in fiscal 2008, as we continue to invest in research, new product development and enhancements to our existing appliances.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005: Research and development expenses increased $4.0 million, from $6.4 million in the year ended December 31, 2005 to $10.4 million in the year ended December 31, 2006, due primarily to an increase in personnel and facility-related costs as a result of research and development headcount increasing from 33 employees as of December 31, 2005 to 64 employees as of December 31, 2006. Salaries and employee-related benefits accounted for $2.5 million of the

$4.0 million increase in research and development expenses. Stock-based compensation expense for research and development personnel was $47,000 in the year ended December 31, 2005 compared to $558,000 in the year ended December 31, 2006.

General and Administrative Expenses

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
General and administrative expenses	$11,006	$2,831	$1,039
Percent of total revenue	9%	6%	13%

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: General and administrative expenses increased $8.2 million to $11.0 million in the year ended December 31, 2007 from $2.8 million in the year ended December 31, 2006. Salaries, employee-related benefits and recruiting costs accounted for $3.4 million of the increase, professional service and consultant fees accounted for $2.2 million of the increase and stock-based compensation expense accounted for $2.0 million of the increase. The increase in salaries and employee-related benefits was due to an increase in headcount to 39 employees at December 31, 2007 from 11 employees at December 31, 2006. The additional personnel, professional service and consultant fees were the result of our ongoing efforts to build our legal, finance, human resources, recruiting and information technology functions.

We expect the absolute amount of general and administrative expenses to increase in the future as we expand our finance function to manage our growth and as we incur additional costs associated with being a public company.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005: General and administrative expenses increased $1.8 million, from $1.0 million in the year ended December 31, 2005 to $2.8 million in the year ended December 31, 2006, due primarily to an increase in personnel costs, and an increase in professional services fees. Of the $1.8 million increase in general and administrative expenses in the year ended December 31, 2006, salaries and employee-related benefits accounted for $736,000 and professional service fees accounted for $696,000. The additional personnel and professional services fees are primarily the result of our ongoing efforts to build our legal, finance, human resources and information technology functions. Stock-based compensation expense for general and administrative personnel was $17,000 in the year ended December 31, 2005 compared to $212,000 in the year ended December 31, 2006.

Settlement Expense

In the fourth quarter of 2006, we received an inquiry from Quantum Corporation regarding our interest in licensing certain patents that Quantum believed we may have previously incorporated into our products or may incorporate in the future. As a result of our discussions with Quantum, which commenced in 2006, we entered into a patent cross-license agreement with Quantum in March 2007, with an effective date of January 1, 2007. Under the terms of the cross-license, we issued Quantum 390,000 shares of our common stock in March 2007. We engaged an independent valuation firm to assist us in our estimate of the value of the shares of our common stock as of the date of issuance. Based on consideration of this valuation, we estimated the value of the common stock issued under the agreement to be approximately $3.3 million.

The same independent valuation firm assisted us in our estimate of the value of the intangible asset associated with the cross-license agreement and to estimate its useful life. Based on consideration of this valuation, we estimated the fair value of the intangible asset to be $400,000 and have an estimated useful life of three years. This asset will be amortized to cost of product revenue beginning January 1, 2007. The $2.9 million balance of the settlement amount represents payment to Quantum for a release of all claims for any past acts or conduct, and we have recorded the amount as settlement expense in our consolidated statement of operations for the year ended December 31, 2006.

Other Income (Expense), Net

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Interest income	$3,899	$523	$315
Other income (expense), net	123	200	(32)

Total other income (expense), net	$4,022	$723	$283

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: Total other income (expense), net increased $3.3 million to $4.0 million in the year ended December 31, 2007 from $723,000 in the year ended December 31, 2006, as a result of income earned from the investment of our IPO and follow-on offering net proceeds and other funds, net of foreign currency net gains that declined year over year.

Foreign currency net gains decreased $77,000 for the year ended December 31, 2007 from the year ended December 31, 2006. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005: Total other income (expense), net increased $440,000 from $283,000 in the year ended December 31, 2005 to $723,000 in the year ended December 31, 2006, due primarily to higher interest rates on cash balances and from foreign currency gains, net of other expenses.

Provision for Income Taxes

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: Our provision for income taxes increased $282,000 to $493,000 in the year ended December 31, 2007 from $211,000 in the year ended December 31, 2006. This increase was due to our increased international activities resulting in increased foreign taxes, federal and California AMT and state income taxes.

As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of $19.9 million and $19.8 million, respectively. As of December 31, 2007, the portion of the federal and state operating loss carryforwards which relates to stock option benefits is approximately $9.5 million, which will be recorded to equity when they reduce taxes payable in cash. We also had federal and state research and development tax credit carryforwards of approximately $2.2 million and $2.4 million, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss will expire between 2010 and 2025. Federal research and development tax credits begin to expire in 2022 and the California research and development credits have no expiration date. As of December 31, 2007, we had manufacturers’ investment credit carryforwards of $12,000 that will begin to expire in 2012. We have performed an analysis of our net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code, or Code. We experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code, or Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Such annual limitations pursuant to Section 382 and 383 of the Code could result in the expiration of our net operating loss carryforwards and/or credit carryforwards before utilization.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and December 31, 2007 was $820,000 and $1.6 million, respectively. Of this total, $159,000 represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We expect that the amount of unrecognized benefits will change during the next 12 months; however, we do not expect the change to have a material impact on our financial position.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. For the year ended December 31, 2007, we recognized $15,000 of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The tax years 2002 through 2007 remain open to examination by the major domestic taxing jurisdictions to which we are subject, and for the international jurisdictions the tax years open to examination vary depending on the local tax laws.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005: Our provision for income taxes increased $178,000, from $33,000 in the year ended December 31, 2005 to $211,000 in the year ended December 31, 2006 primarily due to our increased international activities resulting in increased foreign taxes, as well as increased federal and California AMT and state income taxes.

Liquidity and Capital Resources

Working Capital

	Year ended December 31,
(in thousands)	2007	2006	2005
Working capital	$203,688	$12,856	$9,692
Cash and cash equivalents	102,939	11,857	12,505
Short-term investments	104,197	—	—

Working capital consists principally of cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital increased $190.8 million from December 31, 2006 to December 31, 2007, due primarily to the net proceeds from our IPO of $109.2 million and our follow-on offering of $77.8 million. Other changes of note are:

•

The increase in cash and cash equivalents was the result of the net proceeds from our IPO and follow-on offering and improved collections from accounts receivable reflected in our decrease in day’s sales outstanding from an average of 78 days as of December 31, 2006 to an average of 71 days as of December 31, 2007, computed based on the respective revenue from the immediately preceding quarter. We anticipate that accounts receivable will comprise a significant portion of working capital as we continue to grow revenue because a substantial portion of our sales, and therefore our shipping and billing, occurs near the end of each quarter.

•	Short-term investments represent investment of the net proceeds from our IPO and follow-on offering.

•	Accounts receivable increased from increased revenue.

•

Inventory increased due to the net increase in the number of units held in the evaluation inventory pool, purchases of raw materials related to new product introductions and increases in finished goods levels.

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

Working capital increased by $3.2 million from December 31, 2005 to December 31, 2006, due to an increase in accounts receivable of $11.1 million, offset by increases in accounts payable of $2.6 million, accrued compensation and related benefits of $2.3 million, other accrued liabilities of $1.5 million and current deferred revenue of $1.5 million. Based on revenue from the immediately preceding quarter, our accounts receivable balance was outstanding for an average of 78 days as of December 31, 2006 and an average of 101 days as of December 31, 2005.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for Asia and Japan, and denominated in Euros in Europe and Canadian dollars for Canada on certain transactions. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuation in currency exchange rates. We currently do not hedge the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel because we believe those situations create natural hedges. We may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates for those expenses we will not hedge. To date, the foreign currency effect on our cash and cash equivalents and working capital were gains of $123,000 and $200,000 for the years ended December 31, 2007 and 2006, respectively.

Short-term Investments

Short-term investments consist of auction rate securities, commercial paper, government agency securities and corporate bonds with original maturities of 90 to 365 days.

At December 31, 2007, we had $29.6 million of principal in auction rate securities. In January 2008, these securities, which consist of AAA-rated, taxable municipal debt obligations, auctioned successfully. On

February 14, 2008, these auction rate securities failed to auction, causing access to these funds to be restricted. At this time, we believe the interest is collectable, but we cannot determine if any impairment has occurred. With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal and suffer a reduction in our interest or return on these and other investments, which could harm our financial condition.

Cash Flows

	Year ended December 31,
(in thousands)	2007	2006	2005
Cash provided by (used in) operating activities	$22,117	$(572)	$(10,932)
Cash (used in) investing activities	(118,840)	(1,351)	(1,162)
Cash provided by financial activities	187,761	1,285	15,228

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

Cash provided by operating activities increased in the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to increased sales activity, improved collections of accounts receivable as a result of an increased effort in our collection process, and an increase in deferred revenue resulting from payments on support and services contracts. We expect to be able to generate positive cash flows from operating activities in fiscal 2008 from increased sales and gross profit, even as we continue to add personnel, increase inventory purchases and invest in functions associated with being a public company.

Cash used in operating activities decreased in the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increased sales activity offset in part by increased operating expenditures, in particular increased spending on personnel and research and development costs.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our employee headcount growth and net purchases of investment securities. Cash used in investing activities was $118.8 million in the year ended December 31, 2007 compared to $1.4 million in the year ended December 31, 2006. Included in the year ended December 31, 2007 is the investment of $104.2 million of our IPO and follow-on offering net proceeds in short-term investments, along with $14.6 million of purchases of property, plant and equipment, reflecting our increase in headcount of 256 in the period, and investments in computer equipment, lab equipment for research and development, leasehold and furniture and fixtures from our new corporate headquarters and new system infrastructure. The entire amount for the year ended December 31, 2006 related to capital purchases primarily relating to research and development, including lab equipment, and increased computer equipment for new employees and office space.

Cash used in investing activities increased $189,000 to $1.4 million in the year ended December 31, 2006 from $1.2 million in the year ended December 31, 2005.

Cash Flows from Financing Activities

Cash flow provided by financing activities in the year ended December 31, 2007 of $187.8 million resulted from the net proceeds from our IPO and follow-on offering, proceeds of $555,000 from the cash exercise of stock options to purchase 672,000 shares of our common stock by our employees, proceeds of $267,000 from the purchase of 30,000 fully vested shares by one of our directors, net of 88,000 shares repurchased by us for $64,000.

We financed our operations prior to our IPO primarily through private sales of convertible preferred stock totaling net proceeds of $41.5 million since inception. Financing activities in the year ended December 31, 2006 consisted of issuing 60,000 shares of Series C convertible preferred stock for net proceeds of $180,000 and the exercise of 1,882,000 stock options for net proceeds of $1.1 million. Cash flows provided by financing activities in the year ended December 31, 2005 consisted of selling 7,396,512 shares of our Series C convertible preferred stock in 2005 for net proceeds of $15.0 million.

We believe that our existing cash balances will be sufficient to fund our projected operating requirements for at least 12 months. However, we may need to raise additional capital or incur indebtedness to respond to competitive pressures or strategic opportunities. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of new product introductions and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007:

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$24,452	$2,077	$4,638	$7,350	$10,387
Purchase obligations(2)	17,865	17,865	—	—	—

Total contractual obligations	$42,317	$19,942	$4,638	$7,350	$10,387

(1)	In 2007, we entered into a new operating lease for our corporate headquarters.
(2)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, Solectron, which was recently acquired by Flextronics. We provide them with a rolling six-month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases which we are contractually committed to purchase. As of December 31, 2007, we had $3.6 million in aggregate non-cancellable purchase commitments placed with Solectron, which are included in the table above. In addition, as of December 31, 2007, we had an additional $14.3 million of other non-cancellable purchase commitments with other third-party vendors, which are included in the table above.

Under the terms of the lease for our prior corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place and has not been required by our sub-lessor.

On July 10, 2007, we entered into a lease for office space, which has become our new corporate headquarters. The term of the lease runs from November 1, 2007 to October 31, 2017 and the approximate aggregate rent due over the term of the lease is $23.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000, which we have funded. We anticipate spending up to $12.0 million in leasehold improvements, equipment and furniture over the 10-year lease term, of which we had funded $7.6 million through December 31, 2007. The majority of our Santa Clara based employees have relocated to the new facility.

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

Also, as discussed in Note 10 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS Statement No. 109.” At December 31, 2007, we had a liability for unrecognized tax benefits on an accrual for the payment of related interest totaling $1.6 million, of which none is expected to be paid within one year. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlements with the taxing authority will occur.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. We are required to adopt SFAS No. 157 effective at the beginning of our 2008 fiscal year. We are evaluating the standard and have not yet determined the impact that SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 become effective as of the beginning of our 2008 fiscal year. We are evaluating the standard and have not yet determined the impact that SFAS No. 159 will have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro compared to the U.S. dollar. We had Euro-denominated revenue of approximately $25.9 million, $12.2 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. We had $728,000 in Canadian dollar revenue for the year ended December 31, 2007, and none in any other period.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British pound, Euro, Canadian dollar and, to a lesser extent, the Australian dollar and Singapore dollar, and Danish, Chinese, Korea and Swedish currencies. We had foreign currency denominated expenses of approximately $13.6 million, $4.2 million and $861,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, we had approximately $10.5 million in accounts receivable denominated in Euros, $105,000 in accounts receivable denominated in Canadian dollars and approximately $4.6 million in cash denominated in other foreign currencies.

Changes in currency exchange rates could adversely affect our revenue and profitability, and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We have not entered into any foreign currency hedging contracts. We are presently evaluating the desirability of entering into foreign currency hedging contracts to offset our exposure to revenue in foreign currencies primarily Euro based contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.

We estimate that a 10% decline in the value of the U.S. dollar as measured against the other currencies in which our transactions are denominated would have widened our operating loss in the year ended December 31, 2007 by approximately $1.4 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity and Market Risk

We had cash and cash equivalents totaling $102.9 million and $11.9 million as of December 31, 2007 and 2006, respectively. These amounts were invested primarily in money market funds, and at December 31, 2007 were also invested in commercial paper. We have invested the funds from our IPO and follow-on offering according to our investment policy. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the year ended December 31, 2007 and 2006, our interest income would have declined approximately $390,000 and $52,000, respectively, assuming consistent investment levels.

We had short-term investments of $104.2 million as of December 31, 2007. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, these amounts were invested primarily in auction rate securities, corporate bonds, government agency securities and commercial paper. These investments are classified as available for sale and held for working capital purposes. On December 31, 2007, we had $29.6 million of auction rate securities. On February 14, 2008, the majority of these auction rate securities failed to auction, causing access to these funds to be restricted. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Data Domain, Inc.

We have audited the accompanying consolidated balance sheets of Data Domain, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Domain, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, Data Domain, Inc. changed its method of accounting for share-based payments as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

/s/ ERNST & YOUNG LLP

San Jose, California

February 28, 2008

DATA DOMAIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$102,939	$11,857
Short-term investments	104,197	—
Accounts receivable (net of allowances of $0 and $10, respectively)	35,320	15,454
Inventories	2,341	1,193
Prepaid expenses and other current assets	1,711	311

Total current assets	246,508	28,815
Intangible asset	267	400
Property, plant and equipment, net	14,589	1,698

Total assets	$261,364	$30,913

Current Liabilities:
Accounts payable	$7,251	$3,590
Accrued compensation and related benefits	11,992	3,688
Other accrued liabilities	6,731	1,781
Income taxes payable	196	246
Deferred revenue, current	16,650	6,654

Total current liabilities	42,820	15,959

Deferred revenue, non-current	9,322	2,641
Long-term exercised unvested stock options	766	1,046
Other liabilities	594	3,319
Commitments and contingencies:

Mandatorily redeemable convertible preferred stock—$0.0001 par value, 34,924 shares authorized; 34,781 shares issues and outstanding as of December 31, 2006	—	41,514

Stockholders’ equity (deficit):
Common stock and additional paid in capital; $0.0001 par value—300,000 shares authorized as of December 31, 2007 and 60,000 shares authorized at December 31, 2006; 56,714 and 9,385 shares issued and outstanding as of December 31, 2007 and 2006, respectively	248,078	3,049
Accumulated other comprehensive income	47	3
Stockholder note receivable	—	(15)
Accumulated deficit	(40,263)	(36,603)

Total stockholders’ equity (deficit)	207,862	(33,566)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$261,364	$30,913

See Notes to Consolidated Financial Statements

DATA DOMAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product	$108,869	$36,884	$3,846
Support and services	14,423	2,898	85
Ratable product and related support and services	330	6,652	4,190

Total revenue	123,622	46,434	8,121

Cost of revenue:
Cost of product	30,646	11,059	3,216
Cost of support and services	5,152	1,873	895
Cost of ratable product and related support and services	103	1,591	1,059

Total cost of revenue	35,901	14,523	5,170

Gross profit	87,721	31,911	2,951

Operating expenses:
Sales and marketing	60,441	20,252	9,495
Research and development	23,463	10,447	6,450
General and administrative	11,006	2,831	1,039
Settlement expense	—	2,919	—

Total operating expenses	94,910	36,449	16,984

Operating loss	(7,189)	(4,538)	(14,033)

Other income (expense), net:
Interest income	3,899	523	315
Other income (expense), net	123	200	(32)

Total other income (expense), net	4,022	723	283

Loss before provision for income taxes	(3,167)	(3,815)	(13,750)
Provision for income taxes	493	211	33

Net loss	$(3,660)	$(4,026)	$(13,783)

Net loss per share, basic and diluted	$(0.12)	$(0.56)	$(2.38)

Shares used in computing net loss per share, basic and diluted	31,482	7,128	5,801

See Notes to Consolidated Financial Statements

DATA DOMAIN, INC.

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years ended December 31, 2007, 2006 and 2005

(in thousands)

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Shareholder Note Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2004	27,324	$26,273	5,875	$1,293	$—	$(15)	$(18,794)	$(17,516)

Issuance of preferred stock for cash	7,397	15,025	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	5	1	—	—	—	1
Stock options exercised	—	—	1,651	212	—	—	—	212
Stock options repurchased	—	—	(68)	(9)	—	—	—	(9)
Accretion of preferred stock	—	12	—	(12)	—	—	—	(12)
Reclassification of options exercised but not yet vested	—	—	—	(39)	—	—	—	(39)
Stock-based compensation	—	—	—	96	—	—	—	96
Comprehensive loss:
Currency translation adjustment	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	(13,783)	(13,783)

Comprehensive loss								(13,770)

Balances, December 31, 2005	34,721	41,310	7,463	1,542	13	(15)	(32,577)	(31,037)

Issuance of preferred stock for cash	60	180	—	—	—	—	—	—
Issuance of common stock for services rendered	—	—	72	7	—	—	—	7
Stock options exercised	—	—	1,882	1,109	—	—	—	1,109
Stock options repurchased	—	—	(32)	(4)	—	—	—	(4)
Accretion of preferred stock	—	24	—	(25)	—	—	—	(25)
Reclassification of options exercised but not yet vested	—	—	—	(871)	—	—	—	(871)
Stock-based compensation	—	—	—	1,291	—	—	—	1,291
Comprehensive loss:
Currency translation adjustment	—	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	—	—	(4,026)	(4,026)

Comprehensive loss								(4,036)

Balances, December 31, 2006	34,781	41,514	9,385	3,049	3	(15)	(36,603)	(33,566)

Stock options exercised	—	—	672	555	—	—	—	555
Stock options repurchased	—	—	(88)	(64)	—	—	—	(64)
Issuance of restricted stock	—	—	384	—	—	—	—	—
Repayment of shareholder note receivable	—	—	—	—	—	15	—	15
Stock award to purchase common stock	—	—	30	267	—	—	—	267
Accretion of preferred stock	—	6	—	(6)	—	—	—	(6)
Preferred stock converted to common stock	(34,781)	(41,520)	34,781	41,520	—	—	—	41,520
Issuance of common stock for Quantum settlement	—	—	390	3,319	—	—	—	3,319
Stock issued from Initial Public Offering, net of expenses of $12.4 million	—	—	8,109	109,161	—	—	—	109,161
Stock issued from secondary offering, net of expenses of $4.6 million	—	—	3,051	77,827	—	—	—	77,827
Reclassification of options exercised but not yet vested	—	—	—	290	—	—	—	290
Tax benefit for excess stock option deduction	—	—	—	109	—	—	—	109
Stock-based compensation	—	—	—	12,051	—	—	—	12,051
Comprehensive loss:
Currency translation adjustment	—	—	—	—	22	—	—	22
Unrealized gain on short-term investments	—	—	—	—	22	—	—	22
Net loss	—	—	—	—	—	—	(3,660)	(3,660)

Comprehensive loss								(3,616)

Balances, December 31, 2007	—	$—	56,714	$248,078	$47	$—	$(40,263)	$207,862

DATA DOMAIN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Operating Activities:
Net loss	$(3,660)	$(4,026)	$(13,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,885	982	606
Stock-based compensation	12,051	1,291	96
Tax benefit for excess stock option deduction	109	—	—
Provision (release) for accounts receivable allowances	(10)	9	(2)
Amortization of evaluation inventory	2,596	1,365	588
Settlement expense	—	2,919	—
Common stock issued for services	—	7	1
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(19,856)	(11,124)	(3,243)
(Increase) in inventories	(3,744)	(2,009)	(1,110)
(Increase) in prepaid expenses and other current assets	(1,400)	(137)	(33)
Increase in accounts payable	3,661	2,635	407
Increase in accrued compensation and related benefits	8,304	2,309	968
Increase in other accrued liabilities	5,554	1,471	75
Increase (decrease) in income taxes payable	(50)	211	33
Increase in deferred revenue	16,677	3,525	4,465

Net cash provided by (used in) operating activities	22,117	(572)	(10,932)

Investing activities:
Purchase of property, plant and equipment	(14,643)	(1,351)	(1,162)
Purchases of available for sale securities	(120,022)	—	—
Maturity of available for sale securities	15,825	—	—

Net cash used in investing activities:	(118,840)	(1,351)	(1,162)

Financing activities:
Proceeds from initial public offering, net of offering costs	109,161	—	—
Proceeds from secondary offering, net of offering costs	77,827	—	—
Repayment of shareholder note receivable	15	—	—
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	180	15,025
Proceeds from issuance of common stock, net of repurchases	758	1,105	203

Net cash provided by financing activities	187,761	1,285	15,228

Effect of exchange rate changes on cash and cash equivalents	44	(10)	13

Net increase (decrease) in cash and cash equivalents	91,082	(648)	3,147
Cash and cash equivalents at beginning of year	11,857	12,505	9,358

Cash and cash equivalents at end of year	$102,939	$11,857	$12,505

Supplemental schedule of cash flow data:
Cash paid for income taxes	$494	$10	$7

Non-cash operating activities:
Issuance of common stock for Quantum settlement	$3,319	$—	$—

Acquisition of cross-license	$—	$400	$—

Non-cash financing activities:
Conversation of mandatorily redeemable convertible preferred stock to common stock and additional paid in capital	$41,514	$—	$—

See Notes to Consolidated Financial Statements

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

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

We completed a follow-on offering of common stock on December 3, 2007. We sold and issued 3,051,114 shares of our common stock, including 251,114 shares sold by us pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an issue price of $27.00 per share. We raised approximately $77.8 million in net proceeds after deducting underwriting discounts and commissions of $3.4 million and other offering costs of $1.2 million, which were received on November 21, 2007 and December 3, 2007.

Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, warranty reserve and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

We derive our revenue from sales of our products and support services through third-party value added resellers and distributors, or channel partners, and directly to customers. Product revenue primarily consists of revenue from sales of our appliances, which include expansion shelves. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our software is integrated with industry standard appliance hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon the establishment of an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

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

We have established vendor specific objective evidence, or VSOE, of fair value of our support and services as measured by the renewal prices offered to and paid by our customers. Accordingly, we use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered support and services, which is a specified dollar amount, is deferred and the remaining portion of the arrangement is recognized as product revenue. This product revenue is generally recognized upon shipment, based on freight terms of FOB shipping point or FCA (Incoterms 2000) shipping point, except for certain customers whose terms are FOB destination point wherein the revenue is recognized upon delivery, assuming all other criteria for revenue recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the customer has been obtained. In all cases of direct or indirect channel sales, we recognize revenue once a customer is identified and shipment has occurred, assuming all other criteria for revenue recognition discussed above have been met. The fair value of the support and services is recognized as support and services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.

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

Initial product sales through our direct sales channel sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $1.6 million, $432,000 and $46,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Research and Development

All costs to develop our products are expensed as incurred. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for sale to customers. Generally, our products are released for sale soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Accounting for Stock-Based Compensation

Stock-based compensation expense included in our Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
Cost of product	$217	$21	$2
Cost of support and services	290	15	2
Sales and marketing	6,313	485	28
Research and development	2,981	558	47
General and administrative	2,250	212	17

Total stock-based compensation expense	$12,051	$1,291	$96

Prior to January 1, 2006, we accounted for stock options granted using the fair value method in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Under this transition method, our stock-based compensation expense recognized in 2006 includes the expense for stock options granted subsequent to January 1, 2006, based on the fair value at the grant date estimated in accordance with SFAS 123(R), and the expense as determined under SFAS 123 for options granted prior to, but not vested as of, January 1, 2006. We recognize this expense on a straight-line basis over the optionees’ requisite service period, which is generally the same as the vesting schedule of the options. We estimate the grant date fair

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of stock option awards under the provisions of SFAS 123(R) using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. For stock option awards granted prior to January 1, 2006, we determined the fair value of the award using the minimum value method under SFAS 123.

For stock options granted prior to our IPO, we determined that it was not practicable to calculate the volatility of our share price because our common stock was not publicly traded and therefore there was no readily determinable market value for our common stock, we had limited information on our own past volatility and we had a limited operating history. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated. Over time, once historical data and market trends become apparent, this information could change our estimates. A small change in the estimates used could result in a relatively large change in the estimated valuation.

Given the absence of an active market for our common stock prior to our IPO, our board of directors, taking into consideration the work of an independent valuation firm, determined the fair value of our common stock at each meeting at which stock option grants were approved based on several factors, including valuation criteria and analysis, the preferential rights attributable to our then outstanding convertible preferred stock, developments in our business, the illiquid nature of our common stock and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company. Our board of directors made such determinations based on the business, financial and venture capital experience of the individual directors and input from management.

If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense, net loss and net loss per share amounts could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, in determining the fair value of our common stock prior to our IPO for financial reporting purposes.

For stock options granted during 2005, we determined the fair value at the grant date using the minimum value method as allowed under SFAS 123. For options granted in 2007 and 2006, we determined the fair value at the date of grant using the Black-Scholes option valuation model. The following table summarizes the weighted average assumptions used in determining the fair value of stock options granted under each of these methods:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	3.17%-4.97%	4.36%-5.09%	3.82%-4.35%
Dividend yield	—	—	—
Volatility	70%	70%	—
Expected life (years)	4.31	4.00	6.08

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 27, 2007, we implemented our 2007 Employee Stock Purchase Plan, or ESPP, which is compensatory and results in compensation costs accounted for under SFAS 123(R). The fair value of shares purchased under the ESPP was determined using the following assumptions:

Risk-free interest rate	4.95%
Dividend yield	—
Volatility	70%
Expected life in months	7

For all of our stock option grants and issuance of ESPP shares, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future. We estimated our expected volatility for 2007 and 2006 based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated. The expected life of options granted prior to 2006 is based on the midpoint between vesting and expiration. The expected life for options granted beginning in 2006 is based on an analysis of our historical exercise and cancellation data.

During the years ended December 31, 2007, 2006 and 2005, we awarded 30,000, 72,270 and 5,000 shares of stock, respectively. These awards granted the recipient fully vested shares of our common stock based on the deemed market value of our common stock on the date of grant. The weighted average grant date fair value of these awards was $8.90, $0.79 and $0.33 per share for the years ended December 31, 2007, 2006 and 2005, respectively. Stock-based compensation expense associated with these grants was $151,000, $28,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

We account for stock compensation arrangements with non-employees in accordance Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the contractual term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. Non-employee stock options have a contractual term of four to ten years, expected volatility of 65-70% and no dividend yield. Stock-based compensation expense associated with grants to non-employees was $876,000, $214,000 and $21,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

On June 20, 2007, we granted 383,998 restricted stock awards, granted at fair value, 10,000 of which vested immediately on June 27, 2007 and the remainder vest over a four year period that commenced on June 27, 2007. As of December 31, 2007, 373,998 shares remained unvested.

During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was approximately $9.9 million, $5.7 million and $106,000, respectively. During the years ended December 31, 2007 and 2006, the total cash received from the exercise of options was approximately $758,000 and $1.1 million, respectively.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value of stock options granted were $7.56, $1.53 and $0.07 for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of shares vested during the year was $55.0 million, $7.4 million and $247,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, the total compensation expense related to stock-based awards granted but not yet recognized was approximately $41.6 million and $7.0 million, respectively, net of estimated forfeitures of $2.2 million and $370,000, respectively. This expense will be amortized on a straight-line basis over a weighted average period of approximately 2.9 and 3.1 years, respectively.

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, or FASB 123R-3. We have elected to adopt the alternative transition method of calculating the tax effects of share-based compensation pursuant to FASB 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of stock-based compensation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-Term Investments

We carry our portfolio as available for sale. Unrealized gains or losses are recorded in other comprehensive income and amounted to $22,000 of unrealized gain at December 31, 2007.

Available for Sale Investments. Our investments comprise auction rate securities, money market funds, commercial paper, corporate bonds and government agency certificates. All investments are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in interest and other income, net. Investments with original maturities greater than approximately three months and remaining maturities less than one year and investments that reset interest rates are classified as short-term investments as these investments are considered available for current operations.

Other-Than-Temporary Impairment. All of our available-for-sale investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below our cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No impairment charges were recorded on any investments during the years ended December 31, 2007, 2006 and 2005.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Investment policies have been implemented that limit investments

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to investment grade securities. We conduct business outside of North America in Europe, Japan and Asia, and are considering other regions. The risk with respect to accounts receivable is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Historically, we have not hedged any of our foreign currency risk associated with accounts receivable. No individual customer has represented more than 10% of our total revenue in the years ended December 31, 2007, 2006 or 2005.

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars and Euros, with some of our sales arrangements also denominated in Canadian dollars. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The effects of foreign currency remeasurements for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our consolidated statement of operations, and amounted to a gain or (loss) of $122,000, $200,000 and $(34,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience, and financial review of the customer.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. Through December 31, 2006, we did not have write-offs of any customer receivables and our allowance had been based only on certain percentages of aged receivables. In the year ended December 30, 2007, we had one write-off of approximately $7,000 pertaining to one customer’s accounts receivable balance. To date, our accounts receivable write-offs have not been significant and the allowance for doubtful accounts has not been material.

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

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates of future demand, including warranty requirements. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products.

Inventory write-downs are recorded in cost of product revenues and have not been material in any period. Spares are expensed to cost of product as purchased. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material.

We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days’ written notice. We also purchase some finished products from a single source supplier under a three-year agreement. At December 31, 2007 and 2006, we had $3.6 million and $2.3 million, respectively, of non-cancellable purchase commitments with a third-party supplier. In addition, at December 31, 2007 and 2006, we had an additional $14.3 million and $2.2 million, respectively, of other non-cancellable purchase commitments with other third-party vendors.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. To date, we have not recognized any impairment loss for long-lived assets.

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

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an additional estimated charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to exchange the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a particular fabricator. We believe our estimates and judgments for the replacement program continue to be reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of December 31, 2007, we had incurred approximately $1.2 million

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of costs associated with these field replacement programs and $437,000 remains in accrued liabilities to cover future costs for the units potentially affected. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected. The following table is a summary of our warranty activity:

	Year ended December 31,
(in thousands)	2007	2006
Warranty reserve—beginning	$21	$3
Warranty expense	1,923	104
Warranty usage	(1,348)	(86)

Warranty reserve—ending	$596	$21

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $351,000, $71,000 and $2,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Accounting for Income Taxes

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

Comprehensive Income

Accumulated other comprehensive income consists of other comprehensive income, unrealized gain on our short-term investment portfolio and net loss. Other comprehensive income includes foreign currency translation adjustments. Accumulated other comprehensive income has been reflected in the consolidated statement of stockholders’ equity (deficit).

Accumulated other comprehensive income was $47,000 and $3,000 at December 31, 2007 and 2006, respectively, resulting from cumulative foreign currency translation gains, and for December 31, 2007, includes an unrealized gain on our short-term investment portfolio.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require or permit fair value measurements. We are required to adopt SFAS No. 157 effective at the beginning of our 2008 fiscal year. We are evaluating the impact this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 become effective as of the beginning of our 2008 fiscal year. We are evaluating the impact this statement will have on our consolidated financial statements.

2. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase and convertible preferred stock.

The following table sets forth the computation of loss per share:

	Year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Net loss	$(3,660)	$(4,026)	$(13,783)

Shares used in computing net loss per share, basic and diluted	31,482	7,128	5,801

Net loss per share, basic and diluted	$(0.12)	$(0.56)	$(2.38)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Year ended December 31,
(in thousands)	2007	2006	2005
Options to purchase common stock and common stock subject to repurchase	13,935	10,367	7,479
Convertible preferred stock (as converted basis)	—	34,727	34,721

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. We have restricted cash from a letter of credit on our new corporate headquarters lease for $209,000 that is part of our cash balance at December 31, 2007.

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency securities and other money market securities with original maturities of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2007 and 2006 was approximately $102.9 million and $11.9 million, respectively, and the weighted average interest rates were 4.8% and 4.5%, respectively.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We classify our portfolio of short-term investments as available for sale. Short-term investments consist of corporate bonds, government agency securities and commercial paper with original maturities of 90 to 365 days. Also included in short-term investments were approximately $29.6 million in auction rate securities with final maturities ranging from 22 to 40 years. Although some maturities may extend beyond one year, these securities are available to be used for current operations and therefore, are classified as short-term investments as all of our auction rate securities had auction dates within one year of the prior auction dates. Unrealized gains or losses are recorded in other comprehensive income (loss) and amounted to a $22,000 unrealized gain at December 31, 2007. The weighted average interest rate on our short-term investments was 5.4% for the year ended December 31, 2007.

(in thousands)	Carry Value at December 31, 2007	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2007
Cash and cash equivalents:
Cash	$29,005	—	—	$29,005
Commercial paper	7,392	—	(1)	7,391
Money market funds	66,543	—	—	66,543

Total cash and cash equivalents	102,940	—	(1)	102,939

Short-term investments
Auction-rate securities	29,577	—	—	29,577
Corporate bonds	17,426	11	(15)	17,422
Government agencies	10,529	8	—	10,537
Commercial paper	46,642	23	(4)	46,661

Total short-term investments	104,174	42	(19)	104,197

Total cash and cash equivalents and short-term investments	$207,114	$42	$(20)	$207,136

Cash and cash equivalents at December 31, 2006 consisted of $10.9 million of money market funds, $165,000 of United States government agency securities and $809,000 of cash. Unrealized gains or losses at December 31, 2006 were nominal.

4. INVENTORIES

Inventories consisted of the following:

	December 31,
(in thousands)	2007	2006
Raw materials and accessories	$481	$10
Evaluation units, net	1,289	796
Finished goods	571	387

Total	$2,341	$1,193

We recorded a provision for excess and obsolete inventory in the year ended December 31, 2007 of approximately $264,000 related to our discontinuance of our 4xx series of products. We had no excess and obsolete provision in the year ended December 31, 2006.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization related to evaluation units was $2.6 million, $1.4 million and $588,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at the lower of cost or net realizable value. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.

Property, plant and equipment consisted of the following:

	Estimated Useful Lives	December 31,
(in thousands)		2007	2006
Computer hardware	3 years	$7,390	$3,167
Computer software	3 years	364	219
Office equipment, furniture and fixtures	3 to 10 years	1,627	63
ERP financial system	5 years	2,277	96
Leasehold improvements	10 years	6,530	—

Total fixed assets		18,188	3,545
Accumulated depreciation and amortization		(3,599)	(1,847)

Property plant and equipment, net		$14,589	$1,698

Depreciation and amortization expense was $1.7 million, $982,000 and $606,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

6. DEFERRED REVENUE

Deferred revenue consisted of the following:

	December 31,
(in thousands)	2007	2006
Product	$555	$2,207
Support and services	16,152	4,898
Ratable product and related support and services	83	142
Less: deferred cost of ratable product revenue and product revenue	(140)	(593)

Deferred revenue, current	$16,650	$6,654

Support and services, non-current	$9,322	$2,556
Ratable product and related support and services, non-current	—	85

Deferred revenue, non-current	$9,322	$2,641

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support and services revenue represents customer payments made in advance for annual support and services contracts. Support and services contracts are typically billed in advance on a per annum basis and revenue is recognized ratably over the support period. Deferred ratable product and related support and services

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue consists of revenue on transactions prior to fiscal 2006 where VSOE of fair value of support and services had not been established and, as a result, the entire arrangement was being recognized ratably over the related support period. All customers are known to us upon sale of our appliances.

7. GUARANTEES

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

Under the terms of our lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place, and has not been required by our sub-lessor. Under the terms of our lease for our new corporate headquarters, which commenced on November 1, 2007, we provided a letter of credit for $209,000.

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

8. LEASE COMMITMENTS

We lease our worldwide facilities and certain other equipment under non-cancelable operating lease agreements. Included in the December 31, 2007 amounts are the $23.7 million for our new corporate headquarters lease that began on November 1, 2007. This lease runs for 10 years, and we have the right to renew the lease for an additional five-year term. Future minimum commitments for these operating leases in place as of December 31, 2007 were as follows (in thousands):

(in thousands)
2008	$2,077
2009	2,329
2010	2,309
2011	2,378
2012 and beyond	15,359

$24,452

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $937,000, $483,000 and $351,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

Mandatorily Redeemable Convertible Preferred Stock

The following table summarizes mandatorily redeemable convertible preferred stock authorized and issued as of December 31, 2006:

Date of Issuance		Shares Authorized	Shares Issued	Net Proceeds	Aggregate Liquidation Preference
Series A-1, A-2	November 2001, January 2003, July 2003	12,794	12,794	$9,302	$9,331
Series B	December 2003, January 2004	14,530	14,530	16,950	17,000
Series C	July 2005, August 2005, November 2006	7,600	7,457	15,205	15,269

		34,924	34,781	$41,457	$41,600

All series of mandatorily redeemable preferred stock were converted on July 2, 2007, the date of the closing of our IPO, to 34,781,000 shares of common stock.

Common Stock

At December 31, 2007, we had shares of common stock reserved for future issuance as follows:

Outstanding stock options	13,405,100
Reserved for future grants	5,563,473
Employee stock purchase plan	1,200,000

Total	20,168,573

Stock Plan

In May 2002, our board of directors adopted the 2002 Stock Plan, or 2002 Plan. The 2002 Plan provided that grants of incentive stock options would be made at no less than the estimated fair value of our common stock (no less than 85% of the fair value for nonqualified stock options), as determined by our board of directors at the date of grant. Vesting and exercise provisions were determined by our board of directors at the time of grant. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the 2002 Plan have a maximum term of ten years. Recipients of stock options under the 2002 Plan generally have the right to exercise their options prior to vesting. Any unvested stock issued under the 2002 Plan is subject to repurchase by us.

In May 2007, our board of directors approved the 2007 Equity Incentive Plan, or 2007 Plan, and the 2007 Employee Stock Purchase Plan, or ESPP. The following number of shares was reserved under these plans:

Shares
2007 Plan	6,000,000
2007 Employee Stock Purchase Plan	1,200,000

As of December 31, 2007, 5,563,473 shares remained available for grant to eligible employees, directors and consultants under the 2007 Plan.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options issued under our stock option plans are generally exercisable for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant. Following the IPO, the fair value of our common stock is determined by the trading price of such stock on the Nasdaq Global Market. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. For some options granted under the 2002 Plan, employees had the right to exercise their options prior to vesting. Any unvested stock issued under the 2002 Plan is subject to repurchase by us upon the employee’s termination of service. Grants made pursuant to the 2007 Plan generally do not provide for the immediate exercise of options.

On June 27, 2007, we implemented our ESPP, which is compensatory and results in compensation costs accounted for under SFAS 123(R). Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of six-month purchase periods. Upon adoption of the ESPP plan, the initial purchase period commenced on June 27, 2007 and ended on January 31, 2008. Our ESPP is compensatory, and we have recognized $2.8 million of expense in the year ended December 31, 2007 for the first purchase period that ended in January 2008.

The following tables summarize information about the 2007 Plan:

	Available for Grant	Number Of Options	Weighted Avg Exercise Price per Share
December 31, 2006	93,567	9,517,246	$0.44
Additional options authorized	10,354,863	—	—
Granted	(6,234,998)	6,234,998	$12.50
Exercised	—	(1,085,353)	$6.06
Repurchased	88,250	—	$0.73
Canceled	1,261,791	(1,261,791)	$1.57

December 31, 2007	5,563,473	13,405,100	$5.49

Range of Exercise Price	Number of Shares Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
		(in years)
$0.05-$0.40	4,240,737	6.62	$0.22
$0.70-$1.00	3,516,464	8.45	$0.76
$7.26-$8.90	3,442,849	9.14	$7.95
$10.55-$35.29	2,205,050	9.51	$19.31

$0.05-$35.29	13,405,100	8.22	$5.49	$282,469,882

Vested	4,553,974	6.95	$0.65	$116,980,035
Expected to Vest	8,408,570	8.17	$5.26	$165,489,847

At December 31, 2007 and 2006, there were 1,219,000 and 1,804,000 shares, respectively, subject to repurchase under all common stock repurchase agreements upon forfeiture or early termination of employment. The cash received from the sale of these shares is initially recorded as a liability in long-term exercised unvested options and is subsequently reclassified to common stock as the shares vest. At December 31, 2007 and 2006, there was $765,000 and $1.0 million, respectively, recorded in non-current liabilities related to the issuance of these shares.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2003, in connection with services provided by our interim chief executive officer, we granted to Greylock Partners an option to purchase 217,942 shares of our common stock at an exercise price of $0.10 per share, outside of the 2002 Plan. This option was exercised in full in October 2005.

10.	INCOME TAXES

Our provision for income taxes increased $282,000 to $493,000 in the year ended December 31, 2007 from $211,000 in the year ended December 31, 2006. This increase was due to our increased international activities resulting in increased foreign taxes, alternative minimum taxes and state income taxes.

As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of $19.9 million and $19.8 million, respectively. As of December 31, 2007, the portion of the federal and state operating loss carryforwards which relates to stock option benefits is approximately $9.5 million, which will be recorded to equity when they reduce taxes payable in cash. We also had federal and state research and development tax credit carryforwards of approximately $2.2 million and $2.4 million, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss will expire between 2010 and 2025. Federal research and development tax credits begin to expire in 2022 and the California research and development credits have no expiration date. As of December 31, 2007, we had manufacturers’ investment credit carryforwards of $12,000, that will begin to expire in 2012. We have performed an analysis of our net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code, or Code. We experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Such annual limitations pursuant to Section 382 and 383 of the Code could result in the expiration of our net operating loss carryforwards and/or credit carryforwards before utilization.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and December 31, 2007 was $820,000 and $1.6 million, respectively. Of this total, $159,000 represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We expect that the amount of unrecognized

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits will change during the next 12 months; however, we do not expect the change to have a material impact on our financial position.

The following table summaries the activity related to our unrecognized tax benefit:

Unrecognized Tax Benefits (in thousands)
Balance at January 1, 2007	$820
Additions to tax positions of prior years	—
Additions to tax positions related to 2007	740
Reductions for tax positions of prior years	—
Settlements during the current year	—

Balance at December 31, 2007	$1,560

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. For the year ended December 31, 2007, we recognized $15,000 of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The tax years 2002 through 2007 remain open to examination by the major domestic taxing jurisdictions to which we are subject, and for the international jurisdictions the tax years open to examination vary depending on the local tax laws.

The components of net income (loss) before provision (benefit) for income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2007	2006	2005
North America	$(3,831)	$(4,151)	$(13,821)
International	664	336	71

Income (loss) before provision (benefit) for income taxes	$(3,167)	$(3,815)	$(13,750)

Our provision (benefit) for income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$(32)	$70	$—
State	251	27	9
International	274	114	24

	493	211	33

Deferred:
Federal	—	—	—
State	—	—	—
International	—	—	—

	—	—	—

	$493	$211	$33

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes differ from the amounts computed by applying the federal statutory rate of 34% to net loss as shown below:

	Year ended December 31,
(in thousands)	2007	2006	2005
Expected tax benefit	$(1,077)	$(1,297)	$(4,675)
Net tax effects of:
State taxes, net of federal benefit	166	18	6
Foreign rate differential	77	—	—
Tax credits	(1,239)	(549)	(356)
Stock-based compensation expense	2,774	322	24
Non-deductible meals and entertainment expenses	117	53	18
Other differences, net	8	—	—
Losses not benefited (benefited)	(333)	1,664	5,016

Provision for income taxes	$493	$211	$33

The components of the deferred tax assets consisted of the following:

	December 31,
(in thousands)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$5,569	$10,205
Tax credits	2,987	1,707
Accruals and allowances	3,110	1,567
Differences in timing of revenue recognition	552	144
Stock-based compensation	1,241	133
Depreciation and amortization	751	1,227

Total deferred tax assets	14,210	14,983
Less: valuation allowance	(14,210)	(14,983)

Net deferred tax assets	$—	$—

In connection with our adoption of SFAS No. 123(R), we use the “with-and-without” approach described in EITF Topic No. D-32, “Intraperiod Tax Allocation of the tax effect of pre-tax income from continuing operations,” to determine the recognition and measurement of excess tax benefits. In addition, we have elected to account for indirect effects of stock-based awards on other tax attributes, such as research and alternative minimum tax credits, through the income statement. Accordingly, we have elected to recognize excess tax benefits from the exercise of stock options in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. At December 31, 2007, the amount of such excess tax benefits from stock option included in net operating losses was $9.5 million.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of the available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior fiscal periods, we have provided a full valuation allowance against our deferred tax assets. Our valuation allowance increased (decreased) by $(773,000), $1.8 million and $5.6 million in the years ended December 31, 2007, 2006 and 2005, respectively. We have performed an analysis of our net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Code. We

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Such annual limitations pursuant to Sections 382 and 383 of the Code could result in the expiration of our net operating loss carryforwards and/or credit carryforwards before utilization.

We have not provided for federal income taxes on all of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2007, because such earnings are intended to be indefinitely reinvested. The cumulative unremitted foreign earnings at December 31, 2007 were approximately $244,000. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be nominal.

11. SEGMENT INFORMATION

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Year ended December 31,
(in thousands)	2007	2006	2005
North America	$89,003	$31,734	$5,177
Europe, Africa and Middle East	26,026	12,210	2,483
Japan and Asia	8,593	2,490	461

Total	$123,622	$46,434	$8,121

For the above periods presented, no one country outside the United States represented 10% or more of our total revenue.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Assets

	December 31,
(in thousands)	2007	2006
Domestic	$14,456	$1,671
International	133	27

Total	$14,589	$1,698

12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and had made no contributions through December 31, 2007.

13. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There were no matters at December 31, 2007 or 2006 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

14. QUANTUM SETTLEMENT AND OTHER LIABILITIES

In the fourth quarter of 2006, we received an inquiry from Quantum Corporation regarding our interest in licensing certain patents that Quantum believed we may have previously incorporated into our products or may incorporate in the future. As a result of our discussions with Quantum, which commenced in 2006, we entered into a patent cross-license agreement in March 2007, with an effective date of January 1, 2007. Under the terms of the cross-license, we issued Quantum 390,000 shares of our common stock in March 2007. We engaged an independent third-party valuation firm to assist us in valuing the shares of our common stock as of the date of issuance. Based on consideration of this valuation, our estimate of the value of the common stock issued under the agreement was approximately $3.3 million.

The same third-party valuation firm assisted us in estimating the value of the intangible asset associated with the cross-license agreement and to estimate its useful life. Based on consideration of this valuation, we determined the fair value of the intangible asset to be $400,000 and have an estimated useful life of three years. We began to amortize this asset to cost of product revenue beginning January 1, 2007, and we recorded $133,000 of amortization expense in fiscal 2007. The $2.9 million balance of the settlement amount represents payment to Quantum for a release of all claims for any past acts or conduct, and we have recorded the amount as settlement expense in our consolidated statements of operations for the year ended December 31, 2006.

15. SUBSEQUENT EVENT (UNAUDITED)

In January 2008, we signed an agreement to lease approximately 100,000 square feet of office space adjacent to our existing corporate facility. The new lease takes effect on January 1, 2009. Future minimum lease payments will be $24.3 million, commencing in January 2009 and continuing through June 2018. As part of signing the lease, we were required to provide a letter of credit, which has not been funded.

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited quarterly consolidated statement of operations data for the years ended December 31, 2007 and 2006. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the three months ended (unaudited)
(in thousands, except for per share data)	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total revenue	$44,880	$32,025	$26,508	$20,209
Gross profit	32,579	22,516	19,140	13,486
Operating loss	(2,221)	(2,242)	(1,248)	(1,478)
Net loss	$(76)	$(880)	$(1,231)	$(1,473)
Net loss per share, diluted	$—	$(0.02)	$(0.12)	$(0.18)
Shares used in computing net income (loss) per share, diluted	53,595	51,880	10,064	8,038

	For the three months ended (unaudited)
(in thousands, except for per share data)	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total revenue	$17,879	$11,076	$9,616	$7,863
Gross profit	13,007	7,334	6,569	5,001
Operating loss	(2,389)	(1,087)	(246)	(816)
Net income loss	$(2,392)	$(934)	$49	$(749)
Net loss per share, diluted	$(0.32)	$(0.13)	$—	$(0.12)
Shares used in computing net income (loss) per share, diluted	7,389	7,008	11,185	6,482

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

In order to eliminate the material weakness in our internal controls over financial reporting, we undertook significant efforts to improve our processes and procedures, hiring additional personnel and increasing management review and oversight over the financial statement close and reporting processes. We believe the actions we took to remediate the material weakness in our financial statement close process have been successful.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2007, we implemented a new enterprise resource software system that we use for financial, billing, inventory and consolidation processes and procedures. We believe this new system enhanced our internal control over financial reporting. Other than the implementation of this new enterprise resource software system, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

Certain information concerning our executive officers is included under the caption, “Executive Officers of the Registrant,” in Part I, Item 4A of this report. Other information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission by April 29, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statement: See Index to Consolidated Financial Statements under Item 8.
2.	Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.	Exhibits.

(a) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.(1)

Exhibit No.	Description
4.2	Form of Common Stock certificate.(1)
4.3	Amended and Restated Investors’ Rights Agreement, dated March 14, 2007, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto. (1)
4.4	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 12, 2007, by and among the Registrant and the investors listed on the signature pages thereto. (4)
4.5	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated November 15, 2007, by and among the Registrant and the investors listed on the signature pages thereto.(4)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees. (1)
10.2*	Data Domain, Inc. 2002 Stock Plan.(1)
10.3*	Form of 2002 Stock Plan Stock Purchase Agreement.(1)
10.4*	Form of 2002 Stock Plan Stock Option Agreement (early exercise).(1)
10.5*	Form of 2002 Stock Plan Stock Option Agreement (installment vesting).(1)
10.6*	Form of 2002 Stock Plan Stock Option Agreement (non-employee directors).(1)
10.7*	2007 Equity Incentive Plan.(1)
10.8*	2007 Employee Stock Purchase Plan.(1)
10.9*	Data Domain, Inc. 2008 Bonus Plan. (5)
10.10*	Offer Letter with Frank Slootman, dated June 17, 2003.(1)
10.11*	Offer Letter with Michael P. Scarpelli, dated September 14, 2006.(1)
10.12*	Offer Letter with Daniel R. McGee, dated January 13, 2006.(1)
10.13*	Offer Letter with David L. Schneider, dated December 8, 2003.(1)
10.14*	Notice of Stock Option Grant and Stock Option Agreement, dated August 28, 2003, with Frank Slootman.(1)
10.15*	Notice of Stock Option Grant and Stock Option Agreement, dated August 10, 2005, with Frank Slootman.(1)
10.16*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2006, with Michael P. Scarpelli.(1)
10.17*	Notice of Stock Option Grant and Stock Option Agreement, dated March 15, 2006, with Daniel R. McGee.(1)
10.18*	Notice of Stock Option Grant and Stock Option Agreement, dated January 22, 2004, with David L. Schneider.(1)
10.19*	Notice of Stock Option Grant and Stock Option Agreement, dated January 31, 2005, with David L. Schneider.(1)
10.20*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2005, with David L. Schneider.(1)
10.21*	Notice of Stock Option Grant and Stock Option Agreement, dated February 12, 2007, with David L. Schneider.(1)
10.22*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Frank Slootman.(1)
10.23*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Michael P. Scarpelli.(1)
10.24*	Amended and Restated Consulting Agreement by and between the Registrant and Kai Li, dated September 1, 2003.(1)
10.25*	Form of Management Change in Control Agreement.(1)
10.26*	Letter Agreement by and between the Registrant and Neal Ater, dated March 15, 2007.(1)
10.27	Sub-Sublease Agreement by and between the Registrant and Juniper Networks, Inc. effective as of July 1, 2006.(1)
10.28†	Manufacturing Services Agreement by and between the Registrant and Solectron USA, Inc., a Delaware corporation, dba Fine Pitch Technology dated April 26, 2006. (1)

Exhibit No.	Description
10.29†	OEM Purchase Agreement by and between the Registrant and Xyratex Technology Limited, dated March 8, 2007.(1)
10.30	Patent Cross-License Agreement by and between the Registrant and Quantum Corporation, dated March 13, 2007.(1)
10.31	Lease, dated as of January 9, 2008, between Sobrato Interests and Data Domain, Inc. (6)
10.32*	Form of 2007 Equity Incentive Plan Stock Option Agreement.(1)
10.33*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Initial Director Grants).(1)
10.34*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Annual Director Grants).(1)
10.35*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Officer Grants).(1)
10.36*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Chief Executive Officer Grants).(1)
10.37*	Management Change in Control Agreement by and between the Registrant and Frank Slootman.(1)
10.38*	Form of Summary of Stock Grant and Stock Grant Agreement with Kai Li.(1)
10.39	Lease dated as of July 10, 2007 between Sobrato Interests and the Registrant.(2)
10.40	First Amendment To Lease dated as of August 27, 2007 between Sobrato Interests and the Registrant.(3)
21.1	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141716), as filed with the Securities and Exchange Commission on March 30, 2007, as amended and incorporated herein by reference

(2)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007 and incorporated herein by reference

(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007 and incorporated herein by reference

(4)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-147092), as filed with the Securities and Exchange Commission on November 1, 2007, as amended and incorporated herein by reference

(5)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008 and incorporated herein by reference

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008 and incorporated herein by reference

(b) Financial Statement Schedules

The following schedule is filed as part of this registration statement:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

SCHEDULE II

DATA DOMAIN, INC. VALUATION AND QUALIFYING ACCOUNTS

Trade Receivable Allowances:	Beginning Balance	Additions (Recoveries) Charged to Operations	Write-offs	Ending Balance
	(in thousands)
Year Ended December 31, 2005	$3	$(2)	$—	$1

Year Ended December 31, 2006	$1	$9	$—	$10

Year Ended December 31, 2007	$10	$(3)	$7	$—

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA DOMAIN, INC.

By:	/S/ FRANK SLOOTMAN
Frank Slootman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ FRANK SLOOTMAN Frank Slootman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/S/ MICHAEL P. SCARPELLI Michael P. Scarpelli	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/S/ RONALD D. BERNAL Ronald D. Bernal	Director	February 29, 2008

/S/ ANEEL BHUSRI Aneel Bhusri	Chairman of the Board of Directors	February 29, 2008

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	February 29, 2008

/S/ REED E. HUNDT Reed E. Hundt	Director	February 29, 2008

/S/ KAI LI Kai Li	Director	February 29, 2008

/S/ JEFFREY A. MILLER Jeffrey A. Miller	Director	February 29, 2008

/S/ SCOTT D. SANDELL Scott D. Sandell	Director	February 29, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2.(1)

4.2	Form of Common Stock certificate.(1)

4.3	Amended and Restated Investors’ Rights Agreement, dated March 14, 2007, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto. (1)

4.4	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 12, 2007, by and among the Registrant and the investors listed on the signature pages thereto. (4)

4.5	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated November 15, 2007, by and among the Registrant and the investors listed on the signature pages thereto. (4)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees. (1)

10.2*	Data Domain, Inc. 2002 Stock Plan.(1)

10.3*	Form of 2002 Stock Plan Stock Purchase Agreement.(1)

10.4*	Form of 2002 Stock Plan Stock Option Agreement (early exercise).(1)

10.5*	Form of 2002 Stock Plan Stock Option Agreement (installment vesting).(1)

10.6*	Form of 2002 Stock Plan Stock Option Agreement (non-employee directors).(1)

10.7*	2007 Equity Incentive Plan.(1)

10.8*	2007 Employee Stock Purchase Plan.(1)

10.9*	Data Domain, Inc. 2008 Bonus Plan.(5)

10.10*	Offer Letter with Frank Slootman, dated June 17, 2003.(1)

10.11*	Offer Letter with Michael P. Scarpelli, dated September 14, 2006.(1)

10.12*	Offer Letter with Daniel R. McGee, dated January 13, 2006.(1)

10.13*	Offer Letter with David L. Schneider, dated December 8, 2003.(1)

10.14*	Notice of Stock Option Grant and Stock Option Agreement, dated August 28, 2003, with Frank Slootman.(1)

10.15*	Notice of Stock Option Grant and Stock Option Agreement, dated August 10, 2005, with Frank Slootman.(1)

10.16*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2006, with Michael P. Scarpelli.(1)

10.17*	Notice of Stock Option Grant and Stock Option Agreement, dated March 15, 2006, with Daniel R. McGee.(1)

10.18*	Notice of Stock Option Grant and Stock Option Agreement, dated January 22, 2004, with David L. Schneider.(1)

10.19*	Notice of Stock Option Grant and Stock Option Agreement, dated January 31, 2005, with David L. Schneider.(1)

Exhibit No.	Description
10.20*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2005, with David L. Schneider.(1)

10.21*	Notice of Stock Option Grant and Stock Option Agreement, dated February 12, 2007, with David L. Schneider.(1)

10.22*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Frank Slootman.(1)

10.23*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Michael P. Scarpelli.(1)

10.24*	Amended and Restated Consulting Agreement by and between the Registrant and Kai Li, dated September 1, 2003.(1)

10.25*	Form of Management Change in Control Agreement.(1)

10.26*	Letter Agreement by and between the Registrant and Neal Ater, dated March 15, 2007.(1)

10.27	Sub-Sublease Agreement by and between the Registrant and Juniper Networks, Inc. effective as of July 1, 2006.(1)

10.28†	Manufacturing Services Agreement by and between the Registrant and Solectron USA, Inc., a Delaware corporation, dba Fine Pitch Technology dated April 26, 2006. (1)

10.29†	OEM Purchase Agreement by and between the Registrant and Xyratex Technology Limited, dated March 8, 2007.(1)

10.30	Patent Cross-License Agreement by and between the Registrant and Quantum Corporation, dated March 13, 2007.(1)

10.31	Lease, dated as of January 9, 2008, between Sobrato Interests and Data Domain, Inc. .(6)

10.32*	Form of 2007 Equity Incentive Plan Stock Option Agreement.(1)

10.33*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Initial Director Grants).(1)

10.34*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Annual Director Grants).(1)

10.35*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Officer Grants).(1)

10.36*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Chief Executive Officer Grants).(1)

10.37*	Management Change in Control Agreement by and between the Registrant and Frank Slootman.(1)

10.38*	Form of Summary of Stock Grant and Stock Grant Agreement with Kai Li.(1)

10.39	Lease dated as of July 10, 2007 between Sobrato Interests and the Registrant.(2)

10.40	First Amendment To Lease dated as of August 27, 2007 between Sobrato Interests and the Registrant.(3)

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.
(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141716), as filed with the Securities and Exchange Commission on March 30, 2007, as amended and incorporated herein by reference
(2)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2007 and incorporated herein by reference
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2007 and incorporated herein by reference
(4)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-147092), as filed with the Securities and Exchange Commission on November 1, 2007, as amended and incorporated herein by reference
(5)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commissions on February 5, 2008 and incorporated herein by reference
(6)	Files as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008 and incorporated herein by reference