Form 10-Q
period 2008-03-31
Data Domain, Inc.
filed 2008-05-08
CIK 1391984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of outstanding shares of the registrant’s common stock as of April 30, 2008 was 58,056,990.

Data Domain, Inc.

FORM 10-Q

FOR THE QUARTER ENDED

March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Data Domain, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$126,522	$102,939
Short-term investments	65,775	104,197
Accounts receivable (net of allowances of $4 and $0, respectively)	30,371	35,320
Inventories	2,513	2,341
Prepaid expenses and other current assets	2,953	1,711

Total current assets	228,134	246,508
Long-term investments	29,704	—
Intangible asset	233	267
Property, plant and equipment	21,771	14,589
Total assets	$279,842	$261,364

Current liabilities:
Accounts payable	$8,813	$7,251
Accrued compensation and related benefits	8,900	11,992
Other accrued liabilities	6,734	6,731
Income taxes payable	1,939	196
Deferred revenue, current	20,335	16,650

Total current liabilities	46,721	42,820
Deferred revenue, non-current	11,997	9,322
Long-term exercised unvested stock options	484	766
Other liabilities	1,186	594
Stockholders’ equity:
Common stock and additional paid-in capital	258,241	248,078
Accumulated other comprehensive income (loss)	(1,265)	47
Accumulated deficit	(37,522)	(40,263)

Total stockholders’ equity	219,454	207,862

Total liabilities and stockholders’ equity	$279,842	$261,364

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product	$45,220	$17,880
Support and services	7,368	2,137
Ratable product and related support and services	27	192

Total revenue	52,615	20,209

Cost of revenue:
Cost of product	11,316	5,849
Cost of support and services	2,489	798
Cost of ratable product and related support and services	1	76

Total cost of revenue	13,806	6,723

Gross profit	38,809	13,486

Operating expenses:
Sales and marketing	23,232	8,683
Research and development	8,736	4,503
General and administrative	5,606	1,778

Total operating expenses	37,574	14,964

Operating income (loss)	1,235	(1,478)

Other income (expense), net:
Interest income	2,163	156
Other income (expense), net	1,243	(96)

Total other income (expense), net	3,406	60

Income (loss) before provision for income taxes	4,641	(1,418)
Provision for income taxes	1,900	55

Net income (loss)	$2,741	$(1,473)

Net income (loss) per share, basic	$0.05	$(0.18)

Net income (loss) per share, diluted	$0.04	$(0.18)

Shares used in computing net income (loss) per share, basic	56,414	8,038

Shares used in computing net income (loss) per share, diluted	64,704	8,038

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income (loss)	$2,741	$(1,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,201	316
Stock-based compensation	5,380	1,110
Provision for (release of) accounts receivable allowance	4	(8)
Amortization of evaluation inventory	654	468
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,945	1,561
Increase in inventories	(826)	(1,088)
Increase in prepaid expenses and other current assets	(1,242)	(436)
Increase in prepaid offering costs	—	(1,539)
Increase in accounts payable	1,562	1,830
Decrease in accrued compensation and related benefits	(3,092)	(573)
Increase in other accrued liabilities	595	2,373
Increase (decrease) in income taxes payable	1,743	(91)
Increase in deferred revenue	6,360	1,045

Net cash provided by operating activities	20,025	3,495

Investing activities:
Purchases of property, plant and equipment	(8,349)	(1,511)
Purchases of available-for-sale securities	(42,004)	—
Proceeds from maturities of available-for-sale securities	49,400	—

Net cash used in investing activities:	(953)	(1,511)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	4,501	526

Net cash provided by financing activities	4,501	526

Effect of exchange rate changes on cash and cash equivalents	10	(3)

Net increase in cash and cash equivalents	23,583	2,507
Cash and cash equivalents at beginning of period	102,939	11,857

Cash and cash equivalents at end of period	$126,522	$14,364

Non-cash operating activity:
Issuance of common stock for Quantum settlement	$—	$3,319

Supplemental schedule of cash flow data:
Cash paid for income taxes	$248	$143

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

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in our current report on Form 10-K filed with the Securities and Exchange Commission, or SEC on February 29, 2008. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2008, our results of operations for the three months ended March 31, 2008 and 2007, and our cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Other than the adoption of the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, as discussed in “Recent Accounting Pronouncements” below, there were no significant changes in our accounting policies during the three months ended March 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued prior to our initial public offering in June 2007, the allowance for doubtful accounts, warranty reserve and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

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

Our software is integrated with our industry standard appliance hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2 Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon the establishment of an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

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

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Product sales sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $851,000 and $259,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock-Based Compensation

Stock-based compensation included in our condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Cost of product	$134	$16
Cost of support and services	121	88
Sales and marketing	2,792	477
Research and development	1,320	308
General and administrative	1,013	221

Total stock-based compensation expense	$5,380	$1,110

We account for share-based payments under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment , or SFAS 123(R). We estimate the grant date fair value of stock option awards using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. We recognize this expense on a straight-line basis over the optionees’ requisite service period which is generally the same as the vesting schedule of the options.

On June 27, 2007, we implemented our 2007 Employee Stock Purchase Plan, or ESPP. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of six-month purchase periods. The ESPP is compensatory and has resulted in compensation expense amortized on a straight-line basis. The expense recognized in the three months ended March 31, 2008 was $1.0 million.

The fair value of options granted under our stock plans and the shares purchased under the ESPP were determined using the following assumptions:

	Three Months Ended March 31,
Options Granted	2008	2007
Average expected life in years	5.8	4.0
Weighted-average volatility	58%	70%
Risk-free interest rate	2.78%	4.47% - 4.75%

ESPP
Average expected life in months	6.0
Weighted-average volatility	58%
Risk-free interest rate	2.78%

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three months ended March 31, 2008 the expected term was based on historical exercise activity. For the three months ended March 31, 2007, we elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three months ended March 31, 2008 and 2007 was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2008, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $59.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years.

On June 20, 2007, we granted 383,998 shares of restricted stock awards at fair value, 10,000 of which shares vested on June 27, 2007, with the remaining shares vesting over a four-year period commencing on June 27, 2007. As of March 31, 2008, 373,998 shares remained unvested.

The aggregate intrinsic value of outstanding stock options is calculated as the difference between the exercise price of the stock option awards and the closing price of our common stock on the Nasdaq Global Market. During the three months ended March 31, 2008, the aggregate intrinsic value of stock option awards exercised was $19.5 million, determined at the date of option exercise.

The weighted-average exercise price of options granted in the three months ended March 31, 2008 was $21.57 per share, and the weighted-average exercise price of options exercised in the three months ended March 31, 2008 was $0.90 per share.

At March 31, 2008 and December 31, 2007, there were 1,038,000 and 1,219,000 shares, respectively, subject to repurchase under all common stock repurchase agreements upon forfeiture or early termination of employment. The cash received from the sale of these shares was initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At March 31, 2008 and December 31, 2007, there was $484,000 and $766,000, respectively, recorded in long-term liabilities related to the issuance of these shares.

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars or Euros, while a smaller portion of our sales agreements are denominated in Canadian dollars and British sterling. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. The effects of foreign currency re-measurement for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our consolidated statement of operations, and amounted to a net gain of $1.2 million for the three months ended March 31, 2008 and a loss of $96,000 for the three months ended March 31, 2007.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience, and financial review of the customer.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. For the three months ended March 31, 2008 and 2007, we did not have any write offs of accounts receivable.

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

Inventory write-downs are included in cost of product and have not been material. Spares are expensed to cost of product as purchased. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material.

We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days’ written notice. We also purchase some finished products from a single source supplier under a three-year agreement that expires in March 2010. At March 31, 2008, we had $6.5 million of non-cancellable purchase commitments with this third-party supplier and $361,000 from our single source supplier. In addition, we had an additional $5.2 million of other non-cancellable purchase commitments with other third-party vendors.

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

        During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an additional charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to exchange the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a particular fabricator. We believe our estimates and judgments for the replacement program continue to be reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. This warranty charge does not assume any recovery from our supplier because any recovery is uncertain at this time. As of March 31, 2008, we had incurred approximately $1.3 million of costs associated with these field replacement programs and $330,000 remained in accrued liabilities to cover future costs for the units potentially affected. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected. The following table is a summary of our warranty activity for the three months ended March 31, 2008:

(in thousands)
Warranty reserve—December 31, 2007	$596
Warranty expense	229
Warranty usage	(263)

Warranty reserve—March 31, 2008	$562

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

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was ($1,265,000) at March 31, 2008. The loss at March 31, 2008 resulted from unrealized losses on our investments in auction-rate securities of $1.4 million, which were partially offset by cumulative foreign currency translation gains and unrealized gains on our short-term investment portfolio. Accumulated other comprehensive income was $47,000 at December 31, 2007 resulting from cumulative foreign currency translation gains and unrealized gains on our short-term investment portfolio.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We elected not to adopt the fair value option on existing eligible financial instruments as of January 1, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, we may decide to exercise the option on new items when business reason support doing so in the future. The adoption of FAS No. 159 did not have a significant impact on our consolidated results of operations and financial condition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and income taxes payable approximate their fair values due to the short-term maturity of these instruments.

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term and long-term investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$69,067	$—	$—	$69,067
Commercial paper	—	37,908	—	37,908
Municipal bonds	—	—	29,704	29,704
Corporate bonds	—	18,057	—	18,057
U.S. government agencies	—	23,999	—	23,999

Total	$69,067	$79,964	$29,704	$178,735

Level 3 assets consist of municipal bonds with an auction reset feature (“auction-rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investments in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term investments on our balance sheet. These investments were valued at fair value as of March 31, 2008. The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2008 (in thousands):

Auction-rate Securities
Balance at December 31, 2007	$29,577
Unrealized loss included in other comprehensive income	(1,383)
Purchases of auction-rate securities	15,660
Proceeds from sale of auction-rate securities	(14,150)

Balance at March 31, 2008	$29,704

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Cash and cash equivalents and short- and long-term investments

The following table summarizes our cash and investment portfolio (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008
Cash and cash equivalents:
Cash	$43,267	$—	$—	$43,267
Money market funds	69,067	—	—	69,067
Commercial paper	5,207	—	(1)	5,206
U.S. government agencies	8,980	2	—	8,982

Total cash and cash equivalents	$126,521	$2	$(1)	$126,522

Short-term investments:
Commercial paper	$32,656	$63	$(17)	$32,702
Corporate bonds	18,049	29	(21)	18,057
U.S. government agencies	14,988	28	—	15,016

Total short-term investments	$65,693	$120	$(38)	$65,775

Long-term investments:
Municipal bonds	$31,087	$—	$(1,383)	$29,704

Total long-term investments	$31,087	$—	$(1,383)	$29,704

Total cash and cash equivalents and short and long-term investments	$223,301	$122	$(1,422)	$222,001

December 31, 2007
Cash and cash equivalents:
Cash	$29,005	$—	$—	$29,005
Money market funds	66,543	—	—	66,543
Commercial paper	7,392	—	(1)	7,391

Total cash and cash equivalents	$102,940	$—	$(1)	$102,939

Short-term investments:
Commercial paper	$46,642	$23	$(4)	$46,661
Corporate bonds	17,426	11	(15)	17,422
Municipal bonds	29,577	—	—	29,577
U.S. government agencies	10,529	8	—	10,537

Total short-term investments	$104,174	$42	$(19)	$104,197

Total cash and cash equivalents and short-term investments	$207,114	$42	$(20)	$207,136

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. We have restricted cash from a letter of credit on our corporate headquarters lease for $209,000 that is part of our cash balance at March 31, 2008.

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency securities and other money market securities with original maturities of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2008 and December 31, 2007 was approximately $126.6 million and $102.9 million, respectively, and the weighted average interest rates were 3.3% and 4.79%, respectively.

        We classify our portfolio of short-term investments as available for sale. Short-term investments consist of corporate bonds and commercial paper with original maturities of 90 to 365 days. At March 31, 2008, municipal bonds, which are auction-rate securities, are classified as long-term investments. At March 31, 2008 and December 31, 2007, the value of long-term investments was $29.7 million and zero dollars, respectively. As of March 31, 2008 and December 31, 2007, net unrealized losses on available-for-sale securities of $1.3 million and net unrealized gains on available-for-sale securities of $22,000, respectively, were included in accumulated other comprehensive income.

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive shares of common stock, including options and common stock subject to repurchase.

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Net income (loss)	$2,741	$(1,473)

Shares used in computing net income (loss) per share, basic	56,414	8,038
Dilutive potential common shares:
Stock options	8,290	—

Shares used to compute net income (loss) per share, diluted	64,704	8,038

Net income (loss) per share, basic	$0.05	$(0.18)

Net income (loss) per share, diluted	$0.04	$(0.18)

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
(in thousands)	2008	2007
Options to purchase common stock	925	12,566
Common stock subject to repurchase	1,038	1,522
Convertible preferred stock (as converted basis)	—	34,781

3. INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Finished goods	$434	$481
Evaluation units	1,526	1,289
Raw materials and accessories	553	571

Total	$2,513	$2,341

Amortization of evaluation units was approximately $654,000 and $468,000 for the three months ended March 31, 2008 and 2007, respectively.

4. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Product – current	$436	$555
Support and services	19,948	16,152
Ratable product and related support and services	56	83
Less: deferred cost of ratable product revenue and product revenue	(105)	(140)

Deferred revenue, current	$20,335	$16,650

Support and services, non-current	$11,997	$9,322

Deferred revenue, non-current	$11,997	$9,322

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

Under the terms of our lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place, and has not been required by our sub-lessor. Under the terms of our lease for our new corporate headquarters, which commenced on November 1, 2007, we provided a letter of credit for $209,000. Under the terms of the lease for future rental space next our current corporate headquarters, we are obligated to provide a letter of credit for $1.2 million. To date, this letter of credit has not been put in place.

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

DATA DOMAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and carryforwards of net operating losses and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

The effective tax rate for the three months ended March 31, 2008 was 41% compared with (4%) for the three months ended March 31, 2007. This change in the effective rate was primarily due to our conversion from a pre-tax loss for the quarter ended March 31, 2007 to pre-tax income for the quarter ended March 31, 2008. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of non-deductible stock-based compensation and increases in foreign taxes based on our expansion into new foreign markets. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to the fact that we had no regular tax expense for Federal and California provision due to utilization of net operating losses.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. We do not anticipate any material changes to the unrecognized tax benefits over the next twelve months.

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

We file federal, state, and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for all years since our inception due to utilization of net operating losses and research and development credit generated in prior years.

7. SEGMENT INFORMATION

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

Revenue by geography is based on the billing address of the end-user customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Three Months Ended March 31,
(in thousands)	2008	2007
North America	$38,646	$14,645
Europe, Africa and Middle East	10,417	3,156
Japan and Asia	3,552	2,408

Total	$52,615	$20,209

Long-lived assets

(in thousands)	March 31, 2008	December, 31 2007
North America	$21,612	$14,456
International	159	133

Total	$21,771	$14,589

8. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors.” Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in October 2001 with a mission to develop breakthrough compression technology for disk-based deduplication storage. We began shipping our appliances in February 2004 to address the backup and network-based disaster recovery needs of enterprises. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of March 31, 2008, our appliances had been purchased by approximately 1,800 customers worldwide.

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

We sell our appliances through a network of channel partners and through our direct sales force. In the three months ended March 31, 2008 and the year ended December 31, 2007, approximately 83% and 86%, respectively, of our revenue was generated by sales through indirect channels. As of March 31, 2008, we had over 350 channel partners, and we expect that we will continue to sell a substantial majority of our appliances through our channel partners. We consider the development of indirect sales channels in domestic and international markets to be important to future revenue growth and widespread acceptance of our products.

Growth of our product revenue will depend on our ability to attract new customers and on additional sales to existing customers. Our growth will also depend on our ability to introduce, and the market acceptance of, new products with higher capacity and performance and new products designed to serve other sectors of the storage market beyond protection storage that we believe will benefit from deduplication storage systems. We expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 27% and 28% of our total revenue in the three months ended March 31, 2008 and 2007, respectively. However, over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any quarter or year.

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

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant growth in our total revenue, you should not assume that our historical growth rates are indicative of future growth. Details of the items which revenue, cost of revenue and operating expenses consist of can be found in our filing of our Annual Report on Form 10-K for the year ended December 31, 2007 with the SEC on February 29, 2008.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, warranty reserve, short-term and long-term investments and allowance for doubtful accounts. Other than the adoption of SFAS No. 157, Fair Value Measurements, as discussed in further detail in Note 1 to the Notes to our Condensed Consolidated Financial Statements, there were no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007 with the SEC on February 29, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007:

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Total revenue	$52,615	$20,209
Total revenue by type:
Product	$45,220	$17,880
Support and services	7,368	2,137
Ratable product and related support and services	27	192
% of revenue by type:
Product	86%	88%
Support and services	14%	11%
Ratable product and related support and services	—%	1%
Total revenue by geography:
North America	$38,646	$14,645
Europe, Africa, Middle East	10,417	3,156
Japan and Asia	3,552	2,408
% of revenue by geography:
North America	73%	72%
Europe, Africa, Middle East	20%	16%
Japan and Asia	7%	12%

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, product revenue increased $27.3 million to $45.2 million from $17.9 million. This increase was due to an increase in the number of units sold to new and existing customers, facilitated by an increase in the number of sales personnel, an increase in the number of our channel partners and the introduction of new products. These products, which have higher capacity and higher performance, were sold at higher average sales prices. We expect to continue to release new products with higher capacity, higher performance and higher average selling prices.

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, support and services revenue increased $5.3 million to $7.4 million from $2.1 million. This increase was the result of increased product sales and, to a lesser extent, the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and services contracts when they purchase our appliances. As our customer base grows, we expect the proportion of revenue generated from support and services to increase over time, from both new contracts and renewals of existing contracts.

International revenue was 27% and 28% of total revenue for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, respectively. Although revenue outside North America increased in the three months ended March 31, 2008 in absolute amounts, the percentage of total revenue it represented in such period declined compared with the same period in 2007 due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere, and due to seasonality in Europe. Revenue from Japan and Asia grew in total dollars, but declined as a percentage of total revenue due to the higher growth of sales in North America. As we continue to expand into international locations and introduce our products in new markets, we expect international revenue to increase in absolute dollars and as a percentage of revenue.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Total revenue	$52,615	$20,209

Cost of product	11,316	5,849
Cost of support and services	2,489	798
Cost of ratable product and related support and services	1	76

Total cost of revenue	13,806	6,723

Gross profit	$38,809	$13,486

Gross margin	74%	67%

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, cost of product revenue increased $5.5 million to $11.3 million from $5.8 million. This increase was due to increased hardware costs associated with an increased number of shipments of appliances to our customers. Salaries and employee related benefits accounted for $282,000 of the increase and stock-based compensation accounted for $118,000 of the increase. We expect the cost of product revenue to continue to increase for the remainder of 2008.

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, cost of support and services revenue increased $1.7 million to $2.5 million from $798,000. This increase was due to increases in our support personnel headcount from 11 at March 31, 2007 to 30 at March 31, 2008, which increased our salary expense and employee-related benefits by $531,000. Included in the overall increase is stock-based compensation which accounted for $33,000 of the increase and increased outside service costs of $554,000 related to support of our products from increased sales. We expect the cost of support and services revenue to continue to increase for the remainder of 2008.

Sales and Marketing Expenses

	Three Months Ended March 31,
(dollars in thousands,)	2008	2007
Sales and marketing expenses	$23,232	$8,683
Percent of total revenue	44%	43%
Headcount at period end	301	127

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, sales and marketing expenses increased $14.5 million to $23.2 million from $8.7 million. This increase was due to the increase in the number of sales and marketing employees, including the addition of approximately 60 employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total revenue and the higher number of employees on commission plans. The total of the increase from the above factors was $8.4 million. Stock-based compensation accounted for $2.3 million of the increase and the remainder was the result of increased costs from travel, tradeshow and promotional activities.

We anticipate that sales and marketing expenses will increase in absolute dollars during the remainder of 2008, but be relatively stable as a percentage of our total revenue as we intend to continue to expand our sales force, both domestically and internationally.

Research and Development Expenses

	Three Months Ended March 31,
(dollars in thousands,)	2008	2007
Research and development expenses	$8,736	$4,503
Percent of total revenue	17%	22%
Headcount at period end	133	81

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, research and development expenses increased $4.2 million to $8.7 million from $4.5 million. Salaries, employee-related benefits and fees for recruitments accounted for $2.3 million of the increase as the result of increased headcount. Also contributing to the increase were increases in stock-based compensation of $1.0 million, and facility related costs for equipment and depreciation on capitalized equipment of $836,000. These increases were the direct result of hiring additional personnel to drive new product introductions and broaden our product line.

We anticipate that research and development expenses as a percentage of our total revenue will remain relatively stable for the remainder of 2008, but expect that the absolute dollar amount will increase as we continue to invest in research, new product development and enhancements to our existing appliances.

General and Administrative Expenses

	Three Months Ended March 31,
(dollars in thousands,)	2008	2007
General and administrative expenses	$5,606	$1,778
Percent of total revenue	11%	9%
Headcount at period end	48	19

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, general and administrative expenses increased $3.8 million to $5.6 million from $1.8 million. This increase was the result of increases in personnel costs, associated with increased headcount, which accounted for $1.0 million of the increase. Professional service fees accounted for $1.2 million of the increase and stock-based compensation accounted for $792,000.

For both periods, the additional personnel and professional service fees were the result of our ongoing efforts to build our legal, finance, human resources, recruiting and information technology functions. We expect the absolute amount of general and administrative expenses to increase in the future as we expand our finance function to manage our expected growth and as we incur additional costs associated with being a public company, but remain relatively stable as a percentage of our total revenue.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2008	2007
Interest income	$2,163	$156
Other income (expense), net	1,243	(96)

Total other income (expense), net	$3,406	$60

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, total other income (expense), net increased $3.3 million to $3.4 million, from $60,000. This increase was the result of income earned from the investment of our net initial public offering, or IPO, and secondary offering proceeds and other funds as well as favorable increases in our revaluation of Euro denominated cash balances.

Foreign currency net gains for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 increased $1.2 million due to increases in our favorable revaluation of Euro denominated cash balances. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.

Provision for Income Taxes

Our provision for income taxes increased $1.8 million to $1.9 million from $55,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was due to our increased international activities resulting in increased foreign taxes, as well as state income taxes and our shift to profitability.

The effective tax rate for the three months ended March 31, 2008 was 41 % compared with (4%) for the comparable period ended March 31, 2007. This change in the effective rate was primarily due to our conversion from a pre-tax loss for the quarter ended March 31, 2007 to a pre-tax income for the quarter ended March 31, 2008. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and increases in foreign taxes based on our expansion into new foreign markets. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to the fact that we had no regular tax expense for Federal and California provision due to Net Operating Loss utilization except for foreign taxes for our overseas taxable activities in various jurisdictions.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. We do not anticipate any material changes to the unrecognized tax benefits over the next twelve months.

Liquidity and Capital Resources

(in thousands)	March 31, 2008	December, 31 2007
Working capital	$181,413	$203,688
Cash and cash equivalents	$126,522	$102,939
Short-term investments	$65,775	$104,197

Working capital consists principally of cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital at March 31, 2008 decreased $22.3 million from December 31, 2007 due primarily to reclassifying $29.7 million of our investments in auction-rate securities as long-term investments. Other changes of note are:

•

The increase in cash was the result of improved collections from accounts receivable reflected in our decrease in days’ sales outstanding from an average of 71 days as of December 31, 2007 to an average of 52 days as of March 31, 2008, computed based on the respective revenue from the immediately preceding quarter. We anticipate that accounts receivable will comprise a significant portion of working capital as we continue to grow revenue because a substantial portion of our sales, and therefore our shipping and billing, occurs near the end of each quarter.

•

Short-term investments decreased due to the reclassification of investments in auction-rate securities to a long-term investment due to the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years.

•	Inventory increased due to a net increase in the number of units held in the evaluation inventory pool.

•	Prepaid expenses and other current assets increased for prepaid maintenance contracts, insurance, rent and other deposits.

•

Accounts payable and other accrued liabilities increased from increased purchases of inventory and property, plant and equipment to support increased headcount and research and development spending, and accrued consulting costs from increased projects.

•	Current deferred revenue increased from higher product revenue and the related support that is recognized over the maintenance and support life.

•

Accrued compensation decreased due to the purchase of shares from our 2007 Employee Stock Purchase Plan and due to a reduction in accrued commissions from net bookings offset by increasing accrued vacation from the increase in employees and accrued payroll.

We commenced our IPO of common stock on June 27, 2007, and the offering was completed on July 2, 2007. We sold and issued 8,108,500 shares of our common stock in our IPO, including 1,108,500 shares sold by us pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an issue price of $15.00 per share. We raised approximately $109.2 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $3.9 million, which were received on July 2, 2007. Upon the closing of the IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock.

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

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for Asia and Japan, and denominated in Euros and British pounds in Europe and Canadian dollars for Canada on certain transactions. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates. We currently do not hedge the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel because we believe those situations create natural hedges. We may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates for those expenses we will not hedge. To date, the foreign currency effect on our cash and cash equivalents and working capital was a gain of $1.2 million and a loss of $96,000 for the three months ended March 31, 2008 and 2007, respectively.

Short-term and Long-term Investments

Short-term investments consist of commercial paper, corporate bonds, and investments in U.S. government agencies with original maturities of 90 to 365 days.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157, with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 3 assets consist of municipal bonds with an auction reset feature (“auction-rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term assets on our balance sheet. At March 31, 2008, we had $29.7 million classified as a long-term asset on the balance sheet. At December 31, 2007, our investment in auction-rate securities was $29.6 million and was classified as short-term investments because there existed an active market for auction-rate securities at that time.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$20,025	$3,495
Net cash used in investing activities	$(953)	$(1,511)
Net cash provided by financing activities	$4,501	$526

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

Cash provided by operating activities increased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to increased sales activity, improved collections from accounts receivable as a result of an increased effort in our collection process, and an increase in deferred revenue resulting from payments on support and services contracts. We believe we will be able to continue to generate positive cash flows from operating activities in the near term even as we continue to add personnel, increase inventory purchases and invest in functions associated with being a public company.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support employee headcount growth, and net proceeds from the purchase and sale of investment securities. Cash used in investing activities was $953,000 in the three months ended March 31, 2008 as compared to cash used of $1.5 million for the three months ended March 31, 2007. Cash used in investing activities in the three months ended March 31, 2008 included the maturities net of purchases from investments of some of our IPO and secondary offering net proceeds in short-term investments of $7.4 million, offset by $8.3 million for purchases of property, plant and equipment, reflecting our increase in headcount of 92 in the period, and investments in computer equipment, lab equipment for research and development and new system infrastructure. Cash used in investing activities of $1.5 million for the three months ended March 31, 2007 related to capital purchases primarily relating to research and development, including lab equipment, and increased computer equipment for new employees and office space.

Cash Flows from Financing Activities

Cash flow provided by financing activities in the three months ended March 31, 2008 of $4.5 million resulted from the proceeds of the cash exercise of stock options to purchase 964,000 shares of our common stock by our employees as well as the purchase of 285,000 shares of our common stock by our employees through our employee stock purchase plan. Cash provided by financing activities in the three months ended March 31, 2007 of $526,000 resulted from the proceeds of the cash exercise of stock options to purchase 304,000 shares, offset by 88,000 shares repurchased by us, of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2008:

(in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$48,555	$4,266	$8,955	$9,500	$25,834
Purchase obligations(2)	12,036	12,036	—	—	—

Total contractual obligations	$60,591	$16,302	$8,955	$9,500	$25,834

(1)	In July 2007, we entered into a new operating lease for our corporate headquarters. In January 2008, we entered in to an agreement to lease office space adjacent to our existing corporate facility.

(2)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, Solectron, which was acquired by Flextronics. We provide Solectron with a rolling six-month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases which we are contractually committed to purchase. As of March 31, 2008, we had $6.5 million in aggregate, non-cancellable purchase commitments placed with Solectron which are included in the table above. In addition, as of March 31, 2008, we had an additional $5.5 million of other non-cancellable purchase commitments with other third-party vendors which are included in the table above.

Under the terms of the lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place and has not been required by our sub-lessor.

On July 10, 2007, we entered into a lease for office space for our corporate headquarters. The term of the lease runs from November 1, 2007 to October 31, 2017 and the approximate aggregate rent due over the term of the lease is $23.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000, which we have funded. We have spent up approximately $13.1 million in leasehold improvements, equipment and furniture for the building through March 31, 2008. All of our Santa Clara based employees have relocated to the new facility.

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

The lease for our former corporate headquarters in Santa Clara expires in February 2009. We have entered in to an agreement to sub-lease this space through November 30, 2008 with an option to extend the sub-lease to the end of the lease term.

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

Also, as discussed in Note 6 of the Notes to our Condensed Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS Statement No. 109.” At March 31, 2008, we had a liability for unrecognized tax benefits on an accrual for the payment of related interest totaling $1.8 million, of which none is expected to be paid within one year. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlements with the taxing authority will occur.

Off-Balance Sheet Arrangements

At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the Notes to our Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros and British sterling. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro and British sterling compared to the U.S. dollar. We had Euro-denominated revenue of approximately $9.4 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively. We had British sterling denominated revenue of $1.0 million and zero dollars for the three months ended March 31, 2008 and 2007, respectively.

We also have revenue dominated in the Canadian dollar, which subjects us to foreign currency risk due to fluctuations in the value of the Canadaian dollar compared to the U.S. dollar. We had $379,000 and zero dollars in Canadian dollar denominated revenue for the three months ended March 31, 2008 and 2007, respectively.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British sterling, Euro, Canadian dollar and, to a lesser extent, the Australian and Singapore dollar, and Danish, Chinese, Korea and Swedish currencies. We had foreign currency denominated expenses of approximately $6.8 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, we had approximately $7.1 million and $1.2 million in accounts receivable denominated in Euros and British pounds, respectively. As of March 31, 2008, we had approximately $14.5 million in cash denominated in foreign currencies, primarily in Euros. Changes in currency exchange rates could adversely affect our revenue and profitability, and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates. Other income (expense), net for the three months ended March 31, 2008 included $1.2 million of net gain resulting from the revaluation of cash held in Euros of $881,000 and the remaining $365,000 net gain was a result of the revaluation of Euro-denominated accounts receivable and other accounts. We have transferred some Euro-denominated cash to U.S. dollars to address the risk of foreign currency fluctuation.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $126.5 million and $14.4 million as of March 31, 2008 and 2007, respectively. These amounts were invested primarily in money market funds, and at March 31, 2008 were also invested in commercial paper. We have invested the funds from our IPO and follow-on offering according to our investment policy. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended March 31, 2008 and 2007, our interest income would have declined approximately $216,000 and $16,000, respectively, assuming consistent investment levels.

We had short-term investments of $65.8 million as of March 31, 2008. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, these amounts were invested primarily in auction-rate securities, corporate bonds, government agency securities and commercial paper. These investments are classified as available for sale and held for working capital purposes. On March 31, 2008, we had $29.7 million of auction-rate securities. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, auction-rate securities, money market funds, commercial paper, corporate bonds and government agency certificates, and we actively manage our portfolio with an objective of capital preservation. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. To date, we have determined that any declines in the market value of our investments have been temporary. There could be future declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At December 31, 2007 and March 31, 2008, we had $29.6 million and $31.0 million of principal in auction-rate securities, respectively. In January 2008, these securities, which consist of AAA-rated, taxable municipal debt obligations, had auctioned successfully. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Determining whether there has been an other-than-temporary impairment of our short-term investments requires significant judgment. At this time, we believe the interest is collectable, and we do not believe that there has been an other–than-temporary impairment of these investments. With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal and suffer a reduction in our interest or return on these and other investments, which could harm our operating results and financial condition. In addition, we may suffer a potential lack of liquidity of these investments and it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.

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

•

any lack of availability of, delay in the availability of, or quality problems with, any components we acquire from third-party suppliers, particularly any components we acquire from a third-party that is our sole source of supply for the components;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our experience with warranty claims; and

•	general economic conditions in our domestic and international markets.

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

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter, and we anticipate new competitive offerings to be introduced in our marketplace in 2008 by our competitors EMC Corporation, IBM Corporation and Network Appliance, Inc. among others. Competition in the past has resulted in pricing pressure on our products and services, and we anticipate that pricing pressure will increase in the future. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders, or a large dollar value order, is delayed or cancelled, our financial results may be harmed. Competition may result in reduced gross margins for our appliances, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

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

In the year ended December 31, 2007, we derived approximately 28% of our revenue from international customers. In the quarter ended March 31, 2008, we derived approximately 27% of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

•

increased exposure to possible violations of U.S. laws regulating the export of our products, and to other U.S. and foreign laws affecting the conduct of business globally such as product certification, environmental and waste management and data privacy laws;

•	reduced protection for intellectual property rights in some countries; and

•	political and economic instability.

Sales to international customers may also result in greater shipping costs and additional expenses to conform our appliances to the requirements of local laws or local product specifications. As we continue to expand our business internationally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations , reduce or delay our international sales, and result in fines and penalties.

We have a history of losses and we may not be able to sustain profitability in the future.

Although we achieved a net profit of approximately $2.7 million for the three months ended March 31, 2008, we have not yet achieved profitability for any fiscal year. As of March 31, 2008, our accumulated deficit was approximately $37.5 million and we may incur additional losses in the future. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion of our operations and headcount will be required. For example, our headcount increased from 246 employees as of March 31, 2007 to 527 employees as of March 31, 2008, and we have announced our intent to establish a new operations center in North Carolina’s Research Triangle Park. The new facility is expected to house additional engineering, customer support and sales personnel. Our growth has placed, and is expected to continue to place, significant demands on our management, infrastructure and other resources. To manage our expected growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We implemented new enterprise resource planning software for our finance and inventory management processes in October 2007, and we may in the future upgrade other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support and continue our growth, and if we do not effectively manage our expected growth and the associated increase in expenses, our business, results of operations and financial condition would be harmed.

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

Our agreement with our contract manufacturer, Solectron, which has been acquired by Flextronics, does not provide for specific quantities or inventory levels for our appliances or the components used in our appliances. Instead, we provide purchase orders to Solectron on a monthly basis. If we overestimate our manufacturing needs, Solectron may assess charges or we may have liabilities for excess or obsolete inventory. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for the particular component at any given time, if we underestimate our requirements, Solectron may have inadequate materials and components required to produce our appliances. In that event, the manufacturing of our appliances could be interrupted, shipments could be delayed and revenue could be deferred or lost. Solectron generally carries very little inventory of components for our appliances, and we rely on suppliers to deliver necessary components to Solectron in a timely manner based on forecasts provided to the suppliers.

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

If we elect to discount our support and services pricing or otherwise introduce significant variability in our support and services arrangements, this variability may require us to defer the recognition of revenue from sales of our appliances. We recognize revenue for our appliances using the residual method as allowed by the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions , or SOP 98-9. Under this method, in order to recognize product revenue upon shipment, we must establish sufficient evidence, which is referred to as vendor specific objective evidence, or VSOE, of the fair value of our undelivered support and services. We have established VSOE of fair value of our support and services based on the price charged when support and services are sold separately. If we are required to change the pricing of support and services through discounting, or otherwise introduce variability in the pricing of support and services on certain transactions to attract or retain customers, we may be unable to maintain VSOE of the fair value of support and services for similar types of transactions. As a result, we could be required to defer all revenue for these transactions and recognize revenue ratably over the term of the related support and services contracts, which is typically one to three years. If this were to occur, our revenue would decline and our operating results would be negatively impacted.

Our appliances handle mission-critical data for our customers and are highly technical in nature. If customer data is lost or corrupted, or our appliances contain software errors or hardware defects, we could have product liability exposure and our reputation and business could be harmed.

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by fabricators that are no longer supplying parts for use in our appliances. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. We accrued an additional $450,000 in the third quarter 2007 to expand this program for additional circuit boards used in some of our appliances. These estimates were based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of March 31, 2008, we had incurred approximately $1.3 million of costs associated with these field replacement programs and $330,000 remained in accrued liabilities to cover future costs for the units potentially affected. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be negatively impacted. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

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

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the three months ended March 31, 2008 and the year ended December 31, 2007, approximately 83% and 86%, respectively, of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

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

The U.S. government has become an important customer for us, and if it or individual agencies within the U.S. government reduce or shift their capital spending pattern, our financial results may be harmed.

The U.S. government has become an important customer for us. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in information technology spending on infrastructures. If the U.S. government or individual agencies within the U.S. government reduce or shift their capital spending pattern, our financial results may be harmed. Our sales to the U.S. government may involve longer sales cycles than is typical of our non-government customers, increasing the likelihood that an order may not occur in the quarter in which we had anticipated the sale, if any all. In addition, our sales to the U.S. government require us to comply with U.S. laws applicable to enterprises and products that are offered for sale to the U.S. government. Any failure by us to comply with and manage these obligations could result in a reduction or delay in sales to the U.S government, or result in fines and penalties.

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

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the year ended December 31, 2007, our research and development expenses were $23.5 million, or approximately 19% of revenue. For the three months ended March 31, 2008 and 2007, our research and development expenses were $8.7 million and $4.5 million, or approximately 17% and 22% of revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

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

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The effective date of the registration statement for our initial public offering was June 26, 2007. In the first quarter of 2008, we used none of the proceeds from our initial public offering for working capital purposes. None of the payments were made, directly or indirectly, to our directors, officers or persons owning 10% or more of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2008.

Item 5.	Other Information

None.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Lease, dated as of January 9, 2008, between Sobrato Interests and Data Domain, Inc. (1)

10.2	Data Domain, Inc. 2008 Bonus Plan (2)

10.3	Offer letter for Peter J. Rukavina (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(2)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008.

(3)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Data Domain, Inc.

Date: May 8, 2008	/s/ Michael P. Scarpelli
Michael P. Scarpelli, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)