Form 10-Q
period 2008-06-30
Data Domain, Inc.
filed 2008-08-07
CIK 1391984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of July 31, 2008 was 59,289,259.

Data Domain, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2008

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Data Domain, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$120,895	$102,939
Short-term investments	75,944	104,197
Accounts receivable (net of allowances of $348 and $0, respectively)	46,854	35,320
Inventories	2,163	2,341
Prepaid expenses and other current assets	4,275	1,711
Total current assets	250,131	246,508
Long-term investments	29,246	—
Intangible asset	200	267
Property, plant and equipment	25,624	14,589
Total assets	$305,201	$261,364
Current liabilities:
Accounts payable	$9,783	$7,251
Accrued compensation and related benefits	13,672	11,992
Other accrued liabilities	5,996	6,731
Income taxes payable	388	196
Deferred revenue, current	25,854	16,650

Total current liabilities	55,693	42,820
Deferred revenue, non-current	16,989	9,322
Long-term exercised unvested stock options	408	766
Other liabilities	1,499	594
Stockholders' equity:
Common stock and additional paid-in capital	268,323	248,078
Accumulated other comprehensive income (loss)	(1,883)	47
Accumulated deficit	(35,828)	(40,263)
Total stockholders' equity	230,612	207,862
Total liabilities and stockholders' equity	$305,201	$261,364

See Notes to Condensed Consolidated Financial Statements

Index

Data Domain, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Product	$51,970	$23,598	$97,190	$41,478
Support and services	9,215	2,838	16,583	4,975
Ratable product and related support and services	26	72	53	264
Total revenue	61,211	26,508	113,826	46,717
Cost of revenue:
Cost of product	13,753	6,442	25,069	12,291
Cost of support and services	3,136	905	5,625	1,703
Cost of ratable product and related support and services	1	21	2	97
Total cost of revenue	16,890	7,368	30,696	14,091
Gross profit	44,321	19,140	83,130	32,626
Operating expenses:
Sales and marketing	27,485	12,419	50,717	21,102
Research and development	9,627	5,659	18,363	10,162
General and administrative	5,720	2,310	11,326	4,088
Total operating expenses	42,832	20,388	80,406	35,352
Operating income (loss)	1,489	(1,248)	2,724	(2,726)
Other income (expense), net:
Interest income	1,517	180	3,680	336
Other income (expense), net	(120)	(13)	1,123	(109)
Total other income (expense), net	1,397	167	4,803	227
Income (loss) before provision for income taxes	2,886	(1,081)	7,527	(2,499)
Provision for income taxes	1,192	150	3,092	205
Net income (loss)	$1,694	$(1,231)	$4,435	$(2,704)
Net income (loss) per share, basic	$0.03	$(0.12)	$0.08	$(0.29)
Net income (loss) per share, diluted	$0.03	$(0.12)	$0.07	$(0.29)
Shares used in computing net income (loss) per share, basic	57,570	10,064	57,059	9,244
Shares used in computing net income (loss) per share, diluted	65,381	10,064	65,520	9,244

See Notes to Condensed Consolidated Financial Statements

Index

Data Domain, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income (loss)	$4,435	$(2,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,576	709
Stock-based compensation	10,917	3,203
Tax benefit for excess stock option deduction	2,416	—
Provision for (release of) accounts receivable allowance	4	(10)
Provision for inventories	—	250
Amortization of evaluation inventory	1,377	1,131
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,538)	(3,011)
Increase in inventories	(1,199)	(2,346)
Increase in prepaid expenses and other current assets	(2,564)	(858)
Increase in accounts payable	2,532	451
Increase in accrued compensation and related benefits	1,680	1,104
Increase in other accrued liabilities	170	3,413
Increase in income taxes payable	192	1
Increase in deferred revenue	16,871	5,522
Net cash provided by operating activities	27,869	6,855
Investing activities:
Purchases of property, plant and equipment	(13,544)	(3,299)
Purchases of available-for-sale securities	(96,865)	—
Proceeds from maturities of available-for-sale securities	93,938	—
Net cash used in investing activities:	(16,471)	(3,299)
Financing activities:
Proceeds from issuance of common stock, net of repurchases	6,556	621
Payment for initial public offering costs	—	(3,850)
Net cash provided by (used in) financing activities	6,556	(3,229)
Effect of exchange rate changes on cash and cash equivalents	2	—
Net increase in cash and cash equivalents	17,956	327
Cash and cash equivalents at beginning of period	102,939	11,857
Cash and cash equivalents at end of period	$120,895	$12,184
Supplemental schedule of cash flow data:
Cash paid for income taxes	$491	$231
Non-cash operating activity:
Issuance of common stock for legal settlement	$—	$3,319
Non-cash financing activities:
Conversion of mandatorily redeemable convertible preferred stock to common stock and additional paid in capital	$—	$41,514
Receivable from initial public offering	$—	$113,114

See Notes to Condensed Consolidated Financial Statements

Index

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

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in our current report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2008. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of June 30, 2008, our results of operations for the three and six months ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Other than the adoption of the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, as discussed in “Recent Accounting Pronouncements” below, there were no significant changes in our accounting policies during the six months ended June 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards, the allowance for doubtful accounts, warranty reserve and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

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

Our software is integrated with our industry standard appliance hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2 Software Revenue Recognition,with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon the establishment of an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.  Accounts receivable are recorded net of allowance for doubtful accounts and estimated customer trade-ins.

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

Index

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Product sales sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $929,000 and $273,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.8 million and $535,000 for the six months ended June 30, 2008 and 2007, respectively.

Stock-Based Compensation

Stock-based compensation included in our condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cost of product	$202	$26	$337	$43
Cost of support and services	172	26	293	114
Sales and marketing	2,782	818	5,574	1,294
Research and development	1,351	668	2,671	976
General and administrative	1,030	555	2,042	776
Total stock-based compensation expense	$5,537	$2,093	$10,917	$3,203

We account for share-based payments under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment,or SFAS 123(R). We estimate the grant date fair value of stock option awards using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. We recognize this expense on a straight-line basis over the optionees’ requisite service period which is generally the same as the vesting schedule of the options.

On June 27, 2007, we implemented our 2007 Employee Stock Purchase Plan, or ESPP. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of six-month purchase periods. The ESPP is compensatory and has resulted in compensation expense amortized on a straight-line basis.  The expense recognized in the three and six months ended June 30, 2008 was $658,000 and $1.7 million, respectively.

The fair value of options granted under our stock plans and the shares purchased under the ESPP were determined using the following assumptions:

	Three Months Ended		Six Months Ended
Options Granted	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Average expected life in years	5.40	4.45	5.72	4.03
Weighted-average volatility	54%	70%	57%	70%
Risk-free interest rate	2.74% - 3.57%	4.60% - 5.15%	2.51% - 3.57%	4.47% - 4.75%
ESPP
Average expected life in months	6.0	7.0	6.0	7.0
Weighted-average volatility	58%	70%	58%	70%
Risk-free interest rate	2.25%	4.95%	2.25%	4.95%

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and six months ended June 30, 2008 the expected term was based on actual data. For the three and six months ended June 30, 2007, we elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and six months ended June 30, 2008 and 2007 was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 30, 2008, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $61.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years.

On June 20, 2007, we granted 383,998 shares of restricted stock awards at fair value, 10,000 of which shares vested on June 27, 2007, with the remaining shares vesting over a four-year period commencing on June 27, 2007. As of June 30, 2008, 373,998 shares remained unvested.

The aggregate intrinsic value of outstanding stock options is calculated as the difference between the exercise price of the stock option awards and the closing price of our common stock on the Nasdaq Global Market. During the three and six months ended June 30, 2008, the aggregate intrinsic value of stock option awards exercised was $21.6 million and $41.1 million, respectively, determined at the date of option exercise.

The weighted-average exercise price of options granted in the three and six months ended June 30, 2008 was $22.69 and $21.82 per share, respectively, and the weighted-average exercise price of options exercised in the three and six months ended June 30, 2008 was $1.93 and $1.44 per share, respectively.

At June 30, 2008 and December 31, 2007, there were 903,000 and 1,219,000 shares, respectively, subject to repurchase under all common stock repurchase agreements upon forfeiture or early termination of employment. The cash received from the sale of these shares was initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At June 30, 2008 and December 31, 2007, there was $408,000 and $766,000, respectively, recorded in long-term liabilities related to the issuance of these shares.

Index

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars or Euros, while a smaller portion of our sales agreements are denominated in Canadian dollars and British sterling. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. The effects of foreign currency re-measurement for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our condensed consolidated statement of operations, and amounted to a net loss of $(120,000) and $(69,000) for the three months ended June 30, 2008 and 2007, respectively, and a net gain of $1.1 million and $52,000 for the six months ended June 30, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience, and financial review of the customer.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. For the three and six months ended June 30, 2008 and 2007, we did not have any write offs of accounts receivable.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market value. Finished goods constitute a large portion of our inventory and include customer evaluation units which are carried at cost less accumulated amortization. We amortize the cost of these evaluation units on a straight-line basis over twelve months upon the initial transfer of a unit into the evaluation pool. The cost of the amortization of evaluation units is included in cost of product revenue. If an evaluation unit is purchased, we record a sale pursuant to our revenue recognition policy. We assess the valuation of our inventory on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products.

Inventory write-downs are included in cost of product and have not been material. Spares are expensed to cost of product as purchased. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material.

We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days of written notice. We also purchase some finished products from a single source supplier under a three-year agreement that expires in March 2010. At June 30, 2008, we had $16.3 million of non-cancellable purchase commitments with this third-party supplier and $2.3 million from our single source supplier. In addition, we had an additional $5.1 million of other non-cancellable purchase commitments with other third-party vendors.

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

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an additional charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. During the three months ended June 30, 2008, we recorded an additional charge of $25,000 as we have revised our estimate of the costs of the replacement program. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to exchange the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a particular fabricator. We believe our estimates and judgments for the replacement program continue to be reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. This warranty charge does not assume any recovery from our supplier because any recovery is uncertain at this time. As of June 30, 2008, we had incurred approximately $1.5 million of costs associated with these field replacement programs and $163,000 remained in accrued liabilities to cover future costs for the units potentially affected. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected. The following table is a summary of our warranty activity for the six months ended June 30, 2008:

(in thousands)
Warranty reserve—December 31, 2007	$596
Warranty expense	422
Warranty usage	(576)
Warranty reserve—June 30, 2008	$442

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

Index

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) was $1.1 million and ($1.2) million for the three months ended June 30, 2008 and 2007, respectively.  For three months ended June 30, 2008, comprehensive income included net income of $1.7 million, partially offset by $610,000 of unrealized loss on short-term and long-term investments as well as minimal foreign currency translation losses. For the three months ended June 30, 2007, comprehensive loss included a net loss of $1.2 million and minimal adjustments related to foreign currency translation.

Comprehensive income (loss) was $2.5 million and ($2.7) million for the six months ended June 30, 2008 and 2007, respectively. For six months ended June 30, 2008, comprehensive income included net income of $4.4 million as well as minimal foreign currency translation gains, partially offset by $1.9 million of unrealized loss on short-term and long-term investments. For the six months ended June 30, 2007, comprehensive loss included a net loss of $2.7 million and minimal adjustments related to foreign currency translation.

Accumulated other comprehensive income (loss) was ($1.9 million) at June 30, 2008.  The loss at June 30, 2008 resulted from unrealized losses on our investments in auction-rate securities of $1.8 million and unrealized losses on our short-term investment portfolio of $142,000, which were partially offset by cumulative foreign currency translation gains.  Accumulated other comprehensive income was $47,000 at December 31, 2007 resulting from cumulative foreign currency translation gains and unrealized gains on our short-term investment portfolio.

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

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term and long-term investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$69,443	$——	$——	$69,443
Commercial paper	—	31,029	—	31,029
Municipal bonds	—	—	29,246	29,246
Corporate bonds	—	8,781	—	8,781
U.S. government agencies	—	50,906	—	50,906
Total	$69,443	$90,716	$29,246	$189,405

Index

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Level 3 assets consist of municipal bonds with an auction reset feature (“auction-rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investments in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term investments on our balance sheet. These investments were valued at fair value as of June 30, 2008. The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2008 (in thousands):

Auction-rate Securities
Balance at December 31, 2007	$29,577
Unrealized loss included in other comprehensive income	(1,768)
Purchases of auction-rate securities	15,587
Proceeds from sale of auction-rate securities	(14,150)
Balance at June 30, 2008	$29,246

Cash and cash equivalents and short and long-term investments

The following table summarizes our cash and investment portfolio (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
Cash and cash equivalents:
Cash	$36,680	$—	—	$36,680
Money market funds	69,443	—	—	69,443
Commercial paper	14,780	—	(8)	14,772
Total cash and cash equivalents	$120,903	$—	$(8)	$120,895
Short-term investments:
Commercial paper	$16,271	$9	$(23)	$16,257
Corporate bonds	8,791	6	(16)	8,781
U.S. government agencies	51,016	3	(113)	50,906
Total short-term investments	$76,078	$18	$(152)	$75,944
Long-term investments:
Municipal bonds	$31,014	$—	$(1,768)	$29,246
Total long-term investments	$31,014	$—	$(1,768)	$29,246
Total cash and cash equivalents and short and long-term investments	$227,995	$18	$(1,928)	$226,085

December 31, 2007
Cash and cash equivalents:
Cash	$29,005	$—	$—	$29,005
Money market funds	66,543	—	—	66,543
Commercial paper	7,392	—	(1)	7,391
Total cash and cash equivalents	$102,940	$—	$(1)	$102,939
Short-term investments:
Commercial paper	$46,642	$23	$(4)	$46,661
Corporate bonds	17,426	11	(15)	17,422
Municipal bonds	29,577	—	—	29,577
U.S. government agencies	10,529	8	—	10,537
Total short-term investments	$104,174	$42	$(19)	$104,197
Total cash and cash equivalents and short-term investments	$207,114	$42	$(20)	$207,136

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. We had restricted cash from a letter of credit on our corporate headquarters lease for $209,000 that was part of our cash balance at December 31, 2007.  In June 2008, we deposited an additional $1.2 million as collateral for a letter of credit on a second building in our corporate complex.  At June 30, 2008, all restricted cash balances, which totaled $1.4 million, were classified as other current assets.

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper and other money market securities with original maturities of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2008 and December 31, 2007 was approximately $120.9 million and $102.9 million, respectively, and the weighted average interest rates were 2.7% and 4.79%, respectively.

We classify our portfolio of short-term investments as available for sale. Short-term investments consist of corporate bonds, United States government agency securities and commercial paper with original maturities of 90 to 365 days.  At June 30, 2008, municipal bonds, which are auction-rate securities, are classified as long-term investments.  At June 30, 2008 and December 31, 2007, the value of long-term investments was $29.2 million and zero dollars, respectively. As of June 30, 2008 and December 31, 2007, net unrealized losses on available-for-sale securities of $1.8 million and net unrealized gains on available-for-sale securities of $22,000, respectively, were included in accumulated other comprehensive income.

Index

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive shares of common stock, including options and common stock subject to repurchase.

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income (loss)	$1,694	$(1,231)	$4,435	$(2,704)
Shares used in computing net income (loss) per share, basic	57,570	10,064	57,059	9,244
Dilutive potential common shares:
Stock options and ESPP	7,811	—	8,461	—
Shares used to compute net income (loss) per share, diluted	65,381	10,064	65,520	9,244
Net income (loss) per share, basic	$0.03	$(0.12)	$0.08	$(0.29)
Net income (loss) per share, diluted	$0.03	$(0.12)	$0.07	$(0.29)

The following weighted average outstanding options and common stock subject to repurchase were excluded from the computation of basic and diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Options to purchase common stock	1,127	12,178	1,021	10,733
Common stock subject to repurchase	903	1,495	903	1,432

3. INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Finished goods	$256	$481
Evaluation units	1,686	1,289
Raw materials and accessories	221	571
Total	$2,163	$2,341

Amortization of evaluation units was approximately $723,000 and $663,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $1.4 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

4. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Product – current	$636	$555
Support and services	25,321	16,152
Ratable product and related support and services	30	83
Less: deferred cost of ratable product revenue and product revenue	(133)	(140)
Deferred revenue, current	$25,854	$16,650
Support and services, non-current	$16,989	$9,322
Deferred revenue, non-current	$16,989	$9,322

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

Index

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
(unaudited)

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

Under the terms of our lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. As of June 30, 2008, this letter of credit was not in place, and had not been required by our sub-lessor. Under the terms of our lease for our current corporate headquarters, we have provided a letter of credit for $1.4 million.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. We do not anticipate any material changes to the unrecognized tax benefits over the next twelve months.

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

We file federal, state, and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for all years since our inception due to utilization of net operating losses and research and development tax credits generated in prior years.

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

Revenue by geography is based on the billing address of the end-user customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
North America	$48,027	$19,414	$86,672	$34,059
Europe, Africa and Middle East	10,249	6,285	20,666	9,441
Japan and Asia	2,935	809	6,488	3,217
Total	$61,211	$26,508	$113,826	$46,717

Long-lived assets
(in thousands)	June 30, 2008	December 31, 2007
North America	$25,357	$14,456
International	266	133
Total	$25,624	$14,589

Index

8. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There were no legal matters at June 30, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Index

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

Overview

We were founded in October 2001 with a mission to develop breakthrough compression technology for disk-based deduplication storage. We began shipping our appliances in February 2004 to address the backup and network-based disaster recovery needs of enterprises. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of June 30, 2008, our appliances had been purchased by over 2,100 customers worldwide.

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

We sell our appliances through a network of channel partners and through our direct sales force. In the three and six months ended June 30, 2008 and the year ended December 31, 2007, approximately 86%, 85% and 86%, respectively, of our revenue was generated by sales through indirect channels. As of June 30, 2008, we had over 450 channel partners, and we expect that we will continue to sell a substantial majority of our appliances through our channel partners. We consider the development of indirect sales channels in domestic and international markets important to future revenue growth and widespread acceptance of our products.

Growth of our product revenue will depend on our ability to attract new customers and on additional sales to existing customers. Our growth will also depend on our ability to introduce and achieve market acceptance of new products with higher capacity and deduplication throughput performance and develop new products designed to serve other sectors of the storage market beyond protection storage that we believe will benefit from deduplication technology. Revenue from existing customers increased as a percentage of total revenue, a trend we expect to generally continue.  However, our revenue, including our revenue from existing customers, may be impacted by the timing of large orders which tend to have a longer sales cycle. We expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 22% and 27% of our total revenue in the three months ended June 30, 2008 and 2007, respectively and 24% and 27% of our total revenue in the six months ended June 30, 2008 and 2007, respectively. Even though international revenue was lower as a percentage of total revenue during these periods compared with the comparable periods in the previous year, over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any quarter or year.

Our ability to sustain profitability will also be affected by the extent to which we incur additional expenses to expand our sales, marketing, product development and general and administrative capabilities. Personnel costs constitute the largest component of our operating expenses. Personnel costs consist of salaries, benefits, incentive compensation, including commissions for sales personnel, and stock-based compensation expense. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to sell, support and ship our products to our international customers.

We believe our operations are more efficient and flexible because we outsource manufacturing of our products, and because we subcontract with third parties to provide onsite hardware repair and replacement services for our appliances, except in those instances where channel partners provide these services directly to our customers.

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and operating results, including gross margin and operating expenses as a percentage of total revenue, are not necessarily meaningful and should not be relied upon as indications of future performance. Although we have experienced significant growth in our total revenue, you should not assume that our historical growth rates are indicative of future growth.  Additional detail of the composition of revenue, cost of revenue and operating expenses can be found in our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed with the SEC on February 29, 2008.

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

Index

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007:

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total revenue	$61,211	$26,508	$113,826	$46,717
Total revenue by type:
Product	$51,970	$23,598	$97,190	$41,478
Support and services	9,215	2,838	16,583	4,975
Ratable product and related support and services	26	72	53	264
% of revenue by type:
Product	85%	89%	85%	89%
Support and services	15%	11%	15%	10%
Ratable product and related support and services	—%	—%	—%	1%
Total revenue by geography:
North America	$48,027	$19,414	$86,672	$34,059
Europe, Africa, Middle East	10,249	6,285	20,666	9,441
Japan and Asia	2,935	809	6,488	3,217
% of revenue by geography:
North America	78%	73%	76%	73%
Europe, Africa, Middle East	17%	24%	18%	21%
Japan and Asia	5%	3%	6%	6%

For the three months ended June 30, 2008, product revenue increased $28.4 million to $52.0 million from the $23.6 million reported for the three months ended June 30, 2007. For the six months ended June 30, 2008, product revenue increased $55.7 million to $97.2 million from the $41.5 million reported for the six months ended June 30, 2007. These increases were due to an increase in the number of units sold to new and existing customers, facilitated by an increase in the number of personnel in our sales organization, an increase in the number of our channel partners and the introduction of new products. These products, which have higher capacity and higher performance, were sold at higher average sales prices. We expect to continue to release new products with higher capacity, higher performance and higher average selling prices.

For the three months ended June 30, 2008, support and services revenue increased $6.4 million to $9.2 million from the $2.8 million reported for the three months ended June 30, 2007. For the six months ended June 30, 2008, support and services revenue increased $11.6 million to $16.6 million from the $5.0 million reported for the three months ended June 30, 2007. These increases were the result of increased product sales and, to a lesser extent, an increase in the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and services contracts when they purchase our appliances. As our customer base grows, we expect the revenue we generate from support and services will continue to grow at a faster rate than our product revenue, as a result of both an increase in new contracts and higher renewal of existing contracts.

International revenue was 22% and 27% of total revenue for the three months ended June 30, 2008 and 2007, respectively, and 24% and 27% of total revenue for the six months ended June 30, 2008 and 2007, respectively. Although revenue outside North America increased in the three and six months ended June 30, 2008 in absolute amounts, the percentage of total revenue it represented in such periods declined compared with the same periods in 2007 due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere. As we continue to expand into international locations and introduce our products in new markets, we expect international revenue to increase in absolute dollars and as a percentage of revenue.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total revenue	$61,211	$26,508	$113,826	$46,717
Cost of product	13,753	6,442	25,069	12,291
Cost of support and services	3,136	905	5,625	1,703
Cost of ratable product and related support and services	1	21	2	97
Total cost of revenue	16,890	7,368	30,696	14,091
Gross profit	$44,321	$19,140	$83,130	$32,626
Gross margin	72%	72%	73%	70%

For the three months ended June 30, 2008, cost of product revenue increased $7.4 million to $13.8 million from the $6.4 million reported for the three months ended June 30, 2007. This increase was due to increased aggregate product costs associated with an increased volume of shipments of our appliances to our customers and to a lesser extent, increased amortization of evaluation units and increased personnel costs. Salaries and employee related benefits accounted for $346,000 of the increase in cost of product revenue and stock-based compensation accounted for $176,000 of the increase. For the six months ended June 30, 2008, cost of product revenue increased $12.8 million to $25.1 million from the $12.3 million reported for the six months ended June 30, 2007. As noted above, this increase was due to increased aggregate product costs associated with an increased volume of shipments of appliances to our customers, increased amortization of evaluation units, increased personnel costs offset by lower warranty costs from the $1.2 million charge we recorded for the field replacement program in the first quarter of 2007 and initiated in the second quarter of 2007. Salaries and employee related benefits accounted for $709,000 of the increase and stock-based compensation accounted for $294,000 of the increase.  We expect the cost of product revenue to continue to increase for the remainder of 2008.

Index

For the three months ended June 30, 2008, cost of support and services revenue increased $2.2 million to $3.1 million from the $905,000 reported for the three months ended June 30, 2007. This increase was due to increases in our support personnel headcount from 17 at June 30, 2007 to 38 at June 30, 2008, which increased our salary expense and employee-related benefits by $883,000. Included in the overall increase is stock-based compensation which accounted for $146,000 of the increase and increased outside service costs of $615,000 related to third party support of the larger installed base of our products. For the six months ended June 30, 2008, cost of support and services revenue increased $3.9 million to $5.6 million from the $1.7 million reported for the six months ended June 30, 2007. As noted above, this increase was due to increases in our support personnel headcount from 17 at June 30, 2007 to 38 at June 30, 2008, which increased our salary expense and employee-related benefits by $1.5 million. Included in the overall increase is stock-based compensation which accounted for $179,000 of the increase, and increased outside service costs of $1.2 million related to support of the larger installed base of our products. We expect the cost of support and services revenue to continue to increase for the remainder of 2008 as our installed base continues to grow.

Over time, we expect our total cost of revenue to grow at a slightly faster rate than total revenue, causing gross margins to slightly decline in the future.

Sales and Marketing Expenses

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales and marketing expenses	$27,485	$12,419	$50,717	$21,102
Percent of total revenue	45%	47%	45%	45%
Headcount at period end	353	162	353	162

For the three months ended June 30, 2008, sales and marketing expenses increased $15.1 million to $27.5 million from the $12.4 million reported for the three months ended June 30, 2007. This increase was due to the increase in the number of sales and marketing employees, including the addition of approximately 60 employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits expense and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total bookings and revenue and the higher number of employees on commission plans. The total of the increase from the above factors was $9.8 million. Stock-based compensation accounted for $2.0 million of the increase and the remainder was the result of increased costs from travel, tradeshow and promotional activities.

For the six months ended June 30, 2008, sales and marketing expenses increased $29.6 million to $50.7 million from the $21.1 million reported for the six months ended June 30, 2007. As noted above, this increase was due to the increase in the number of sales and marketing employees, including the addition of approximately 60 employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits expense and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total bookings and revenue and the higher number of employees on commission plans. The total of the increase from the above factors was $18.2 million. Stock-based compensation accounted for $4.3 million of the increase and the remainder was the result of increased costs from travel, tradeshow and promotional activities.

We anticipate that sales and marketing expenses will increase in absolute dollars during the remainder of 2008, but remain relatively stable as a percentage of our total revenue, due to our plans to continue to expand our sales force, both domestically and internationally, and to make significant investments in our direct marketing campaigns.

Research and Development Expenses

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Research and development expenses	$9,627	$5,659	$18,363	$10,162
Percent of total revenue	16%	21%	16%	22%
Headcount at period end	149	94	149	94

For the three months ended June 30, 2008, research and development expenses increased $3.9 million to $9.6 million from the $5.7 million reported for the three months ended June 30, 2007. Salaries, employee-related benefits and fees for recruitments accounted for $1.9 million of the increase as the result of increased headcount. Also contributing to the increase were increases in stock-based compensation of $683,000, and facility related costs for equipment and depreciation on capitalized equipment of $1.2 million. These increases were the direct result of hiring additional personnel to support new product introductions and broaden our product line.

For the six months ended June 30, 2008, research and development expenses increased $8.2 million to $18.4 million from the $10.2 million reported for the six months ended June 30, 2007. Salaries, employee-related benefits and fees for recruitments accounted for $4.2 million of the increase as the result of increased headcount. Also contributing to the increase were increases in stock-based compensation of $1.7 million, and facility related costs for equipment and depreciation on capitalized equipment of $2.0 million. These increases were the direct result of hiring additional personnel to support new product introductions and broaden our product line.

We anticipate that research and development expenses as a percentage of our total revenue will remain relatively stable for the remainder of 2008, but expect that the absolute dollar amount will increase as we continue to invest in research, new product development and enhancements to our existing appliances and hire additional R&D personnel, particularly at our Research Triangle Park, North Carolina facility.

General and Administrative Expenses

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
General and administrative expenses	$5,720	$2,310	$11,326	$4,088
Percent of total revenue	9%	9%	10%	9%
Headcount at period end	54	21	54	21

 For the three months ended June 30, 2008, general and administrative expenses increased $3.4 million to $5.7 million from the $2.3 million reported for the three months ended June 30, 2007. This increase was the result of increases in personnel costs associated with increased headcount, which accounted for $1.5 million of the increase. Professional service fees accounted for $790,000 of the increase and stock-based compensation accounted for $475,000.

Index

For the six months ended June 30, 2008, general and administrative expenses increased $7.2 million to $11.3 million from the $4.1 million reported for the six months ended June 30, 2007. This increase was the result of increases in personnel costs associated with increased headcount, which accounted for $2.7 million of the increase. Professional service fees accounted for $1.4 million of the increase and stock-based compensation accounted for $1.3 million.

For both periods, the additional personnel and professional service fees were the result of our ongoing efforts to build our legal, finance, human resources, recruiting and information technology functions. We expect the absolute amount of our general and administrative expenses to increase in the future as we expand our finance function to manage our expected growth and as we incur additional costs associated with being a public company, but our aggregate general and administrative expenses should remain relatively stable as a percentage of our total revenue.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest income	$1,517	$180	$3,680	$336
Other income (expense), net	(120)	(13)	1,123	(109)
Total other income (expense), net	$1,397	$167	$4,803	$227

For the three months ended June 30, 2008, total other income (expense), net increased $1.2 million to $1.4 million from the $167,000 reported for the three months ended June 30, 2007. This increase was the result of income earned from the investment of our net initial public offering, or IPO, and secondary offering proceeds and other funds, partially offset by unfavorable revaluation of foreign exchange transactions during the period.

For the six months ended June 30, 2008, total other income (expense), net increased $4.6 million to $4.8 million from the $227,000 reported for the six months ended June 30, 2007. This increase was the result of income earned from the investment of our net IPO and secondary offering proceeds and other funds as well as favorable increases in our revaluation of Euro denominated cash balances.

Foreign currency net losses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 increased $107,000 due to an unfavorable revaluation of Euro denominated cash balances. Foreign currency net gains for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 increased $1.2 million due to increases in our favorable revaluation of Euro denominated cash balances. We are evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.

Provision for Income Taxes

For the three months ended June 30, 2008, provision for income taxes increased $1.0 million to $1.2 million from the $150,000 reported for the three months ended June 30, 2007 and for the six months ended June 30, 2008, provision for income taxes increased $2.9 million to $3.1 million from the $205,000 reported for the six months ended June 30, 2007. These increases were due to our increased international activities resulting in increased foreign taxes, as well as state income taxes and our shift to profitability.

The effective tax rate for the three months ended June 30, 2008 was 41 % compared with (14%) for the comparable period ended June 30, 2007. This change in the effective rate was primarily due to our conversion from a pre-tax loss for the three and six months ended June 30, 2007 to a pre-tax income for the three and six months ended June 30, 2008. The effective tax rate for the second quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and increases in foreign taxes based on our expansion into new foreign markets.  The effective tax rate for the second quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to the fact that we had no regular tax expense for Federal and California provision due to Net Operating Loss utilization except for foreign taxes for our overseas taxable activities in various jurisdictions.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.  We do not anticipate any material changes to the unrecognized tax benefits over the next twelve months.

Liquidity and Capital Resources

(in thousands)	June 30, 2008	December, 31 2007
Working capital	$194,438	$203,688
Cash and cash equivalents	$120,895	$102,939
Short-term investments	$75,944	$104,197

Working capital consists principally of cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital at June 30, 2008 decreased $9.3 million from December 31, 2007 due primarily to reclassifying $29.2 million of our investments in auction-rate securities as long-term investments. Other changes of note are:

•
The increase in cash was the result of improved collections from accounts receivable reflected in our decrease in days’ sales outstanding from an average of 71 days as of December 31, 2007 to an average of 69 days as of June 30, 2008, computed based on the respective revenue from the immediately preceding quarter. We anticipate that accounts receivable will comprise a significant portion of working capital as we continue to grow revenue because a substantial portion of our sales, and therefore our shipping and billing, occurs near the end of each quarter.

•
Short-term investments decreased due to the reclassification of investments in auction-rate securities to a long-term investment due to the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years.

•	Inventory decreased due to a decrease in finished goods and raw materials, partially offset by an increase in the number of units held in the evaluation inventory pool.

•
Prepaid expenses and other current assets increased for prepaid maintenance contracts, insurance, rent and other deposits, as well as due to restricted cash funded as required by our lease for our corporate headquarters.

Index

•	Accounts payable increased due to increased purchases of inventory and property, plant and equipment to support increased headcount and research and development spending.

•	Current deferred revenue increased due to higher product revenue and the related support that we recognize over the maintenance and support life.

•
Accrued compensation increased due to contributions to our Employee Stock Purchase Plan, an increase in accrued commissions from net bookings, an increase in accrued vacation from the increase in employees and an increase in accrued payroll.

•	Other accrued liabilities decreased due to lower accruals that were offset by an increase in accounts payable, partially offset by higher accrued travel and professional services costs

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

We have funded operations since our IPO from internal cash generated from operations.  We have not used funds raised from our IPO and secondary offering in operations.  Due to these factors, we believe we have sufficient ability to fund our operations for at least the next twelve months.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of 90 days or less.

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for Asia and Japan, and denominated in Euros and British pounds in Europe and Canadian dollars for Canada on certain transactions. We are evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates. We currently do not hedge the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel because we believe those situations create natural hedges. We may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates for those expenses we do not hedge. The foreign currency effect on our cash and cash equivalents and working capital was a loss of ($120,000) and ($13,000) in the three months ended June 30, 2008 and 2007, respectively, and a gain of $1.1 million compared to a loss of ($109,000) in the six months ended June 30, 2008 and 2007, respectively.

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

Level 3 assets consist of municipal bonds with an auction reset feature (“auction-rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term assets on our balance sheet. At June 30, 2008, we had $29.2 million classified as a long-term asset on the balance sheet.  At December 31, 2007, our investment in auction-rate securities was $29.6 million and was classified as short-term investments because there existed an active market for auction-rate securities at that time. We have recorded a $1.9 million unrealized loss to other comprehensive income (loss) on our investments in auction-rate securities. Given the time period from when the auction’s initially failed, we do not believe that there has been an other-than-temporary impairment for these investments as it is not necessary for us to liquidate these investments to fund current operations, as well as that these investments continue to pay interest. We continue to closely monitor these investments and if the auctions for these investments continue to fail, we may determine these instruments to be other-than-temporarily impaired, which would result in any previous and future decline in the fair value of these investments to be recorded in our statement of operations.

Index

Cash Flows

	Six Months Ended June 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$27,869	$6,855
Net cash used in investing activities	$(16,471)	$(3,299)
Net cash provided by (used in) financing activities	$6,556	$(3,229)

Cash Flows from Operating Activities

Our cash flows from operating activities will continue to be affected principally by our sales and associated collection of accounts receivable, and by the extent to which we spend on increasing personnel, primarily in sales and marketing and research and development, in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from such recently hired sales personnel. Our largest source of cash flows from operating activities is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, rent payments, inventory purchases to support our revenue growth and research and development costs.

Cash provided by operating activities increased in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to increased sales activity and an increase in deferred revenue resulting from payments on support and services contracts. We believe we will be able to continue to generate positive cash flows from operating activities in the near term even as we continue to add personnel, increase inventory purchases and invest in functions associated with being a public company.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support employee headcount growth, and net proceeds from the purchase and sale of investment securities. Cash used in investing activities was $16.5 million in the six months ended June 30, 2008 as compared to cash used of $3.3 million for the six months ended June 30, 2007. Cash used in investing activities in the six months ended June 30, 2008 included purchases, net of maturities of investments of $3.0 million as well as $13.5 million for purchases of property, plant and equipment, driven by our increase in headcount of 179 in the period, and investments in computer equipment, lab equipment for research and development, leasehold improvements for our corporate headquarters and new system infrastructure. The $3.3 million cash used in investing activities in the six months ended June 30, 2007 reflected an increase in headcount of 124 in the period, and investments in computer equipment, lab equipment for research and development and new system infrastructure.

Cash Flows from Financing Activities

Cash flow provided by financing activities in the six months ended June 30, 2008 of $6.6 million resulted from the proceeds of the cash exercise of stock options to purchase 2,031,000 shares of our common stock by our employees as well as the purchase of 285,000 shares of our common stock by our employees through our employee stock purchase plan, partially offset by our repurchase of 5,000 shares of our common stock from former employees. Cash flow used in financing activities in the six months ended June 30, 2007 of $3.3 million resulted from $3.8 million of offering costs related to our IPO, partially offset by proceeds of $621,000 from the cash exercise of stock options to purchase 432,000 shares of our common stock by our employees, net of 87,000 restricted shares repurchased by us from former employees, and the cash we received in connection with the purchase of common stock awarded to one of our non-employee directors.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2008:

(in thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$47,659	$4,453	$9,021	$9,571	$24,614
Purchase obligations(2)	23,720	23,720	—	—	—
Total contractual obligations	$71,379	$28,173	$9,021	$9,571	$24,614

(1)	In July 2007, we entered into an operating lease for our corporate headquarters. In January 2008, we entered in to an agreement to lease office space adjacent to our existing corporate facility.
(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased;     fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, Flextronics International, which became our contract manufacturer through its acquisition of Solectron Corporation. We provide Flextronics with a rolling six-month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases which we are contractually committed to purchase. As of June 30, 2008, we had $16.3 million in aggregate, non-cancellable purchase commitments placed with Flextronics which are included in the table above. In addition, as of June 30, 2008, we had an additional $7.4 million of other non-cancellable purchase commitments with other third-party vendors which are included in the table above. Under the terms of the lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place and has not been required by our sub-lessor.

On July 10, 2007, we entered into a lease for office space for our corporate headquarters. The term of the lease runs from November 1, 2007 to October 31, 2017 and the approximate aggregate rent due over the term of the lease is $23.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000, which we have funded.  We have spent approximately $13.1 million for leasehold improvements, equipment and furniture for the building through June 30, 2008. All of our Santa Clara based employees have relocated to the new facility.

In January 2008, we signed an agreement to lease approximately 100,000 square feet of office space adjacent to our existing corporate facility. The new lease takes effect on January 1, 2009. Future minimum lease payments will be $24.3 million, commencing in January 2009 and continuing through June 2018. As part of signing the lease, we are obligated to provide a letter of credit for $1.2 million, which we have funded.

The lease for our former corporate headquarters in Santa Clara expires in February 2009.  We have entered in to an agreement to sub-lease this space through November 30, 2008 with an option for the sub-lessee to extend the sub-lease to the end of the lease term.

Index

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

Also, as discussed in Note 6 of the Notes to our Condensed Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS Statement No. 109.” At June 30, 2008, we had a liability for unrecognized tax benefits on an accrual for the payment of related interest totaling $1.8 million, of which none is expected to be paid within one year. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlements with the taxing authority will occur.

Off-Balance Sheet Arrangements

At June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the Notes to our Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros and British sterling. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro and British sterling compared to the U.S. dollar. We had Euro-denominated revenue of approximately $8.5 million and $6.2 million for the three months ended June 30, 2008 and 2007, respectively, and $17.9 million and $9.4 million for the six months ended June 30, 2008 and 2007, respectively.  We had British sterling denominated revenue of $1.8 million and zero dollars for the three months ended June 30, 2008 and 2007, respectively, and $2.8 million and zero dollars for the six months ended June 30, 2008 and 2007, respectively.

We also have revenue dominated in the Canadian dollar, which subjects us to foreign currency risk due to fluctuations in the value of the Canadian dollar compared to the U.S. dollar.  We had $346,000 and $217,000 dollars in Canadian dollar denominated revenue for the three months ended June 30, 2008 and 2007, respectively, and $725,000 and $217,000 for the six months ended June 30, 2008 and 2007, respectively.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British sterling, Euro, Canadian dollar and, to a lesser extent, the Australian and Singapore dollar, and Danish, Chinese, Korea and Swedish currencies. We had foreign currency denominated expenses of approximately $7.3 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively, and $14.1 million and $5.1 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, we had approximately $6.2 million and $2.1 million in accounts receivable denominated in Euros and British pounds, respectively.  As of June 30, 2008, we had approximately $11.1 million in cash denominated in foreign currencies, primarily in Euros. Changes in currency exchange rates could adversely affect our revenue and profitability, and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.  Other income (expense), net for the six months ended June 30, 2008 included $1.1 million of net gain resulting from the revaluation of cash held in Euros of $836,000 and the remaining $287,000 net gain was a result of the revaluation of Euro-denominated accounts receivable and other accounts.  We have transferred some Euro-denominated cash to U.S. dollars to address the risk of foreign currency fluctuation.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $120.9 million and $12.2 million as of June 30, 2008 and 2007, respectively. These amounts were invested primarily in money market funds, and at June 30, 2008 were also invested in commercial paper. We have invested the funds from our IPO and follow-on offering according to our investment policy. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended June 30, 2008 and 2007, our interest income would have declined approximately $152,000 and $18,000, respectively, and $368,000 and $34,000 in the six months ended June 30, 2008 and 2007, respectively, assuming consistent investment levels.

We had short-term investments of $75.9 million as of June 30, 2008. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, these amounts were invested primarily in auction-rate securities, corporate bonds, government agency securities and commercial paper. These investments are classified as available for sale and held for working capital purposes. On June 30, 2008, we had $29.2 million of auction-rate securities. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Index

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

Index

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

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. New competitive offerings have been recently announced or introduced in our marketplace by our competitors EMC Corporation, Hewlett-Packard Company and International Business Machines Corporation, and we anticipate additional offerings by our competitors may be announced or introduced in 2008. Competition in the past has resulted in pricing pressure on our products and services, and we anticipate that pricing pressure will increase in the future. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders, or a large dollar value order, is delayed or cancelled, our financial results may be harmed. Competition may result in reduced gross margins for our appliances, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

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

At December 31, 2007 and June 30, 2008, we had $29.6 million and $31.0 million of principal in auction-rate securities, respectively. In January 2008, these securities, which consist of AAA-rated, taxable municipal debt obligations, had auctioned successfully. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As of June 30, 2008, we have recorded a temporary impairment provision of ($1.8) million which has been included in other comprehensive income (loss).  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments directly through our income statement. Determining whether there has been an other-than-temporary impairment of our short-term investments requires significant judgment. At this time, we believe the interest is collectable, and we do not believe that there has been an other–than-temporary impairment of these investments. With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal and suffer a reduction in our interest or return on these and other investments, which could harm our operating results and financial condition. In addition, we may suffer a potential lack of liquidity of these investments and it could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.  We have determined any declines in the market value of our investments as temporary and have recorded the temporary impairment in other comprehensive income (loss). If these instruments continue to fail at auction, we may be required to record any previous and future declines in the fair value of these investments in our statement of operations, which could impact our future income before taxes, net income and earnings per share.

Index

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results include:

•	fluctuations in demand for our appliances;

•	fluctuations in sales cycles and prices for our appliances, particularly for large orders which tend to have a longer sales cycle;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	our ability to hire additional sales personnel and the length of time required for any such additional personnel to generate significant revenue;

•
any lack of availability of, delay in the availability of, or quality problems with, any components we acquire from third-party suppliers, particularly any components we acquire from a third-party that is our sole source of supply for the components;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our experience with product reliability and associated warranty claims; and

•	general economic conditions in our domestic and international markets.

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

In the year ended December 31, 2007, we derived approximately 28% of our revenue from international customers. In the three and six months ended June 30, 2008, we derived approximately 22% and 24%, respectively, of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Sales to international customers may also result in greater shipping costs and additional expenses to conform our appliances to the requirements of local laws or local product specifications. As we continue to expand our business internationally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations, reduce or delay our international sales, and result in fines and penalties.

Index

We have a history of losses and we may not be able to sustain profitability in the future.

Although we achieved a net profit of approximately $1.7 million and $4.4 million for the three and six months ended June 30, 2008, respectively, we have not yet achieved profitability for any fiscal year. As of June 30, 2008, our accumulated deficit was approximately $35.8 million and we may incur additional losses in the future. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion of our operations and headcount will be required. For example, our headcount increased from 303 employees as of June 30, 2007 to 614 employees as of June 30, 2008, and we have recently established a new operations center in North Carolina’s Research Triangle Park. The new facility houses additional engineering, customer support and sales personnel. Our growth has placed, and is expected to continue to place, significant demands on our management, infrastructure and other resources. To manage our expected growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We implemented new enterprise resource planning software for our finance and inventory management processes in October 2007, and we may in the future upgrade other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support and continue our growth, and if we do not effectively manage our expected growth and the associated increase in expenses, our business, results of operations and financial condition would be harmed.

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

Our agreement with our contract manufacturer, Flextronics, does not provide for specific quantities or inventory levels for our appliances or the components used in our appliances. Instead, we provide purchase orders to Flextronics on a monthly basis. If we overestimate our manufacturing needs, Flextronics may assess charges or we may have liabilities for excess or obsolete inventory.  Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and demand for the particular component at any given time, if we underestimate our requirements, Flextronics may have inadequate materials and components required to produce our appliances. In that event, the manufacturing of our appliances could be interrupted, shipments could be delayed and revenue could be deferred or lost. Flextronics generally carries very little inventory of components for our appliances, and we rely on suppliers to deliver necessary components to Flextronics in a timely manner based on forecasts provided to the suppliers.

Index

Any shortages in components used in our appliances could delay shipment of our appliances or increase our product costs, which could harm our business.

We may experience shortages in components that we use in our appliances, and we may not accurately predict the availability of and demand for such components. We rely on Flextronics to procure a majority of the components used in our appliances. As a result, any disruption in Flextronics’s ability to timely procure necessary components in the quantities required, or at reasonable prices, could result in a delay in the shipment of our appliances. Due to technological, pricing or business reasons, some of the components used in our appliances are available only from a single or limited source of supply. Flextronics generally carries very little inventory of components for our appliances, and we rely on suppliers to deliver necessary components to Flextronics in a timely manner based on forecasts provided to the suppliers. Our capacity expansion shelves and the chassis for our DD 690 appliance are currently supplied exclusively by a single vendor, Xyratex Technology Limited. Neither our agreement with Xyratex, nor any agreement between Flextronics and Xyratex, provides for specific quantities or inventory levels of expansion shelves or the DD 690 chassis. Instead, Flextronics provides purchase orders to Xyratex on a monthly basis based on purchase orders we place with Flextronics, and our forecasts.  If Flextronics is unable to acquire the expansion shelves or DD 690 chassis from Xyratex for whatever reason, the manufacturing of our expansion shelves and DD 690 appliance could be interrupted and shipments could be delayed and revenue could be deferred or lost. Our agreement with Xyratex for expansion shelves has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances. Our appliances depend on NVRAM cards that currently are only available from a single vendor, Micro Memory, LLC, which was acquired by VMETRO. Neither we nor Flextronics has an agreement with Micro Memory providing for specific quantities or inventory levels of NVRAM cards, and either we or Flextronics order NVRAM cards under a standard purchase order arrangement with Micro Memory or its distributor. We acquire the chassis used in our appliances other than the DD 690 from a single vendor. Neither we nor Flextronics has an agreement with this chassis supplier providing for specific quantities or inventory levels of chassis, and either we or Flextronics order chassis under a standard purchase order arrangement with this chassis supplier or its distributor. Significant time and effort would be required to locate new vendors for any of these components, if available at all, to qualify replacement components or to develop our appliances using alternative suppliers. The unavailability of any of these or other necessary components could delay or prevent us from shipping our appliances. Component suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, to allocate available component supplies to them. In addition, increased demand generally by third parties for the components we use in our appliances may lead to decreased availability and higher prices for those components.

We are dependent on a single contract manufacturer and changes to that relationship may result in delays or disruptions that could harm our business.

We rely on a single independent contract manufacturer, Flextronics, to manufacture and assemble our appliances. We currently have an agreement in place with Flextronics that is subject to automatic extensions in one-year increments absent notice of termination by us or Flextronics. However, either party can terminate the agreement for any reason at any time with at least 90 days’ advance written notice. We may not be able to effectively manage our relationship with Flextronics, and Flextronics may not meet our future requirements for timely delivery. Our orders represent only a small percentage of the overall orders received by Flextronics from its customers. As a result, fulfilling our orders may not be considered a priority by Flextronics in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. Although the services required to manufacture and assemble our appliances may be readily available from a number of other established contract manufacturers, it would be time consuming and costly to qualify and implement a new contract manufacturer relationship. Although we have a contingency plan in place with Flextronics in the event that its capacity at the location used to manufacture and assemble our appliances is reduced or temporarily eliminated, any event that disrupts the manufacturing and assembly process could harm our business. If Flextronics suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or if we have to change or add additional contract manufacturers, our ability to manufacture and ship appliances to our customers would be delayed and our business would suffer.

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

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by fabricators that are no longer supplying parts for use in our appliances. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. We accrued an additional $450,000 in the third quarter 2007 to expand this program for additional circuit boards used in some of our appliances. During the second quarter 2008, we recorded an additional charge of $25,000 as we have revised our estimate of the costs of the replacement program. These estimates were based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of June 30, 2008, we had incurred approximately $1.5 million of costs associated with these field replacement programs and $163,000 remained in accrued liabilities to cover future costs for the units potentially affected. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be negatively impacted. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

Index

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

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the three and six months ended June 30, 2008 and the year ended December 31, 2007, approximately 86%, 85% and 86%, respectively, of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

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

Index

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

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the year ended December 31, 2007, our research and development expenses were $23.5 million, or approximately 19% of revenue. For the three months ended June 30, 2008 and 2007, our research and development expenses were $9.6 million and $5.7 million, or approximately 16% and 21% of revenue, respectively. For the six months ended June 30, 2008 and 2007, our research and development expenses were $18.4 million and $10.2 million, or approximately 16% and 22% of revenue, respectively.  Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

Index

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

Index

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The effective date of the registration statement for our initial public offering was June 26, 2007. As a result of our initial public offering, we raised a total of $109.3 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and offering expenses of approximately $3.8 million. In the first six months of 2008, we used none of the proceeds from our initial public offering for working capital purposes. None of the payments were made, directly or indirectly, to our directors, officers or persons owning 10% or more of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of stockholders of Data Domain, Inc. was held on June 4, 2008. The results of the voting on the matters submitted to the stockholders were as follows:

1. To elect two members of our Board of Directors to serve as Class I directors of the Board until our 2011 annual meeting of stockholders or until such persons’ successors have been duly elected and qualified.

	Votes For	Withheld

Kai Li, Ph.D.	51,007,092	219,866

Scott D. Sandell	50,188,944	1,038,014

The following directors, in addition to Messrs. Li and Sandell, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified: Aneel Bhusri, Frank Slootman, Ronald E. F. Codd, Reed E. Hundt, Jeffrey A. Miller, Ronald D. Bernal.

2.  To reapprove the Internal Revenue Code Section 162(m) limits of our 2007 Equity Incentive Plan to preserve our ability to receive corporate income tax deductions that may become available pursuant to Section 162(m).

Votes for	44,606,109

Votes against	1,949,368

Abstain	7,531

Broker Non-Votes	4,663,950

3. To ratify the appointment by our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008.

Votes for	51,184,102

Votes against	24,495

Abstain	18,361

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Data Domain, Inc.

Date: August 7, 2008	/s/ Michael P. Scarpelli
Michael P. Scarpelli, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)