Form 10-Q
period 2008-09-30
Data Domain, Inc.
filed 2008-11-07
CIK 1391984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of the registrant’s common stock as of October 31, 2008 was 59,855,018.

Data Domain, Inc.
FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2008
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Data Domain, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$139,042	$102,939
Short-term investments	74,898	104,197
Accounts receivable (net of allowances of $21 and $0, respectively)	52,233	35,320
Inventories	3,922	2,341
Prepaid expenses and other current assets	4,811	1,711
Total current assets	274,906	246,508
Long-term investments	28,543	—
Intangible asset	167	267
Property, plant and equipment, net	33,176	14,589
Total assets	$336,792	$261,364
Current liabilities:
Accounts payable	$10,206	$7,251
Accrued compensation and related benefits	13,807	11,992
Other accrued liabilities	9,124	6,731
Income taxes payable	303	196
Deferred revenue, current	31,553	16,650
Total current liabilities	64,993	42,820
Deferred revenue, non-current	23,164	9,322
Long-term exercised unvested stock options	341	766
Other liabilities	1,549	594
Stockholders' equity:
Common stock and additional paid-in capital	282,284	248,078
Accumulated other comprehensive income (loss)	(2,943)	47
Accumulated deficit	(32,596)	(40,263)
Total stockholders' equity	246,745	207,862
Total liabilities and stockholders' equity	$336,792	$261,364

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenue:
Product	$63,872	$27,992	$161,062	$69,470
Support and services	11,135	4,000	27,718	8,975
Ratable product and related support and services	23	33	76	297
Total revenue	75,030	32,025	188,856	78,742
Cost of revenue:
Cost of product	16,739	8,176	41,808	20,467
Cost of support and services	4,226	1,330	9,851	3,033
Cost of ratable product and related support and services	1	3	3	100
Total cost of revenue	20,966	9,509	51,662	23,600
Gross profit	54,064	22,516	137,194	55,142
Operating expenses:
Sales and marketing	32,150	15,831	82,867	36,933
Research and development	10,318	6,111	28,681	16,273
General and administrative	6,028	2,816	17,354	6,904
Total operating expenses	48,496	24,758	128,902	60,110
Operating income (loss)	5,568	(2,242)	8,292	(4,968)
Other income (expense), net:
Interest income	1,318	1,614	4,998	1,950
Other income (expense), net	(1,049)	68	74	(41)
Total other income (expense), net	269	1,682	5,072	1,909
Income (loss) before provision for income taxes	5,837	(560)	13,364	(3,059)
Provision for income taxes	2,605	320	5,697	525
Net income (loss)	$3,232	$(880)	$7,667	$(3,584)
Net income (loss) per share, basic	$0.06	$(0.02)	$0.13	$(0.15)
Net income (loss) per share, diluted	$0.05	$(0.02)	$0.12	$(0.15)
Shares used in computing net income (loss) per share, basic	58,738	51,880	57,758	23,721
Shares used in computing net income (loss) per share, diluted	65,422	51,880	65,519	23,721

See Notes to Condensed Consolidated Financial Statements

Data Domain, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$7,667	$(3,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,367	1,188
Stock-based compensation	16,979	6,706
Tax benefit for excess stock option deduction	5,057	—
Provision (release) for accounts receivable allowances	21	(10)
Provision for inventories	—	264
Amortization of evaluation units in inventory	1,984	1,870
Changes in operating assets and liabilties:
Increase in accounts receivable	(16,934)	(7,839)
Increase in inventories	(3,565)	(4,988)
Increase in prepaid expenses and other current assets	(3,100)	(1,708)
Increase in accounts payable	2,955	1,216
Increase in accrued compensation and related benefits	1,815	3,634
Increase in other accrued liabilities	3,337	6,785
Increase in income taxes payable	107	182
Increase in deferred revenue	28,745	10,137
Net cash provided by operating activities	49,435	13,853
Investing activities:
Purchase of property, plant and equipment	(22,854)	(6,197)
Purchases of available-for-sale securities	(86,637)	(49,248)
Proceeds from maturities of available-for-sale securities	115,481	6,800
Purchases of long-term investments	(31,000)	—
Net cash used in investing activities:	(25,010)	(48,645)
Financing activities:
Proceeds from issuance of common stock, net of repurchases	11,757	109,161
Repayment of shareholder note receivable	—	15
Payment for initial public offering costs	—	639
Net cash provided by financing activities	11,757	109,815
Effect of exchange rate changes on cash and cash equivalents	(79)	(49)
Net increase in cash and cash equivalents	36,103	74,974
Cash and cash equivalents at beginning of period	102,939	11,857
Cash and cash equivalents at end of period	$139,042	$86,831
Supplemental schedule of cash flow data:
Cash paid for income taxes	$574	$374
Non-cash operating activity:
Issuance of common stock for settlement	$-	$3,319
Non-cash financing activity:
Conversation of mandatorily redeemable convertible preferred stock to common stock and additional paid in capital	$-	$41,514

See Notes to Consolidated Financial Statements

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

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in our current report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2008. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of September 30, 2008, our results of operations for the three and nine months ended September 30, 2008 and 2007, and our cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Other than the adoption of the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, as discussed in “Recent Accounting Pronouncements” below, there were no significant changes in our accounting policies during the nine months ended September 30, 2008.

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

Our software is integrated with our industry standard appliance hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under the American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon the establishment of an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.  Accounts receivable are recorded net of allowance for doubtful accounts and estimated customer trade-ins.

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

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Product sales sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $996,000 and $482,000 for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Stock-Based Compensation

Stock-based compensation included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2008	2007	2008	2007
Cost of product	$198	$74	$536	$116
Cost of support and services	283	90	575	204
Sales and marketing	2,903	1,698	8,476	2,993
Research and development	1,424	942	4,096	1,918
General and administrative	1,254	699	3,296	1,475
Total stock-based compensation expense	$6,062	$3,503	$16,979	$6,706

We account for share-based payments under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or SFAS 123(R). We estimate the grant date fair value of stock option awards using the Black-Scholes option valuation model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and the expected volatility of the stock over the expected term of the related grants. We recognize this expense on a straight-line basis over the optionees’ requisite service period which is generally the same as the vesting schedule of the options.

On June 27, 2007, we implemented our 2007 Employee Stock Purchase Plan, or ESPP. Under the ESPP, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of six-month purchase periods. The ESPP is compensatory and has resulted in compensation expense amortized on a straight-line basis.  The expense recognized in the three and nine months ended September 30, 2008 was $725,000 and $2.4 million, respectively.  The expense recognized in the three and nine months ended September 30, 2007 was $858,000 and $873,000, respectively.

The fair value of options granted under our stock plans and the shares purchased under the ESPP were determined using the following assumptions:

	Three Months Ended		Nine Months Ended
Options Granted	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Average expected life in years	5.55	4.45	5.55	4.25
Weighted-average volatility	52%	70%	56%	70%
Risk-free interest rate	2.97% - 3.26%	4.01% - 4.68%	2.51% - 3.57%	4.0 - 4.97%

ESPP
Average expected life in months	6	7	6	7
Weighted-average volatility	46%	70%	46% - 58%	70%
Risk-free interest rate	1.94%	4.95%	1.94% - 2.25%	4.95%

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and nine months ended September 30, 2008, the expected term was based on actual data. For the three and nine months ended September 30, 2007, we elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and nine months ended September 30, 2008 and 2007 was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

At September 30, 2008, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $61.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average period of approximately 2.8 years.

On June 20, 2007, we granted 383,998 shares of restricted stock at fair value, 10,000 of which shares vested on June 27, 2007, with the remaining shares vesting over a four-year period commencing on June 27, 2007. As of September 30, 2008, 280,499 shares remained unvested.

The aggregate intrinsic value of outstanding stock options is calculated as the difference between the exercise price of the stock option awards and the closing price of our common stock on the Nasdaq Global Market. During the three and nine months ended September 30, 2008, the aggregate intrinsic value of stock option awards exercised was $10.7 million and $51.8 million, respectively, determined at the date of option exercise.

The weighted-average exercise price of options granted in the three and nine months ended September 30, 2008 was $21.43 and $21.74 per share, respectively, and the weighted-average exercise price of options exercised in the three and nine months ended September 30, 2008 was $2.72 and $1.72 per share, respectively. The weighted-average exercise price of options granted in the three and nine months ended September 30, 2007 was $26.76 and $10.86 per share, respectively, and the weighted-average exercise price of options exercised in the three and nine months ended September 30, 2007 was $0.64 and $7.64 per share, respectively.

At September 30, 2008 and December 31, 2007, there were 699,000 and 1,219,000 shares, respectively, subject to repurchase under all common stock repurchase agreements upon forfeiture or early termination of employment. The cash received from the sale of these shares was initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At September 30, 2008 and December 31, 2007, there was $341,000 and $766,000, respectively, recorded in long-term liabilities related to the issuance of these shares.

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars or Euros, while a smaller portion of our sales agreements are denominated in Canadian dollars and British sterling. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. The effects of foreign currency re-measurement for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our condensed consolidated statement of operations, and amounted to a net loss of ($1.0 million) and a net gain of $68,000 for the three months ended September 30, 2008 and 2007, respectively, and a net gain of $74,000 and a net loss of ($41,000) for the nine months ended September 30, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience, and financial review of the customer.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. For the three and nine months ended September 30, 2008 and 2007, we did not have any write-offs of accounts receivable.

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

We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days of written notice. We also purchase some finished products from a single source supplier under a three-year agreement that expires in March 2010. At September 30, 2008, we had $3.2 million of non-cancellable purchase commitments with our third-party manufacturing supplier and $881,000 from our single source supplier. In addition, we had $8.7 million of other non-cancellable purchase commitments with other third-party vendors.

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

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an additional charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. During the three months ended June 30, 2008, we recorded an additional charge of $25,000 as we have revised our estimate of the costs of the replacement program. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to exchange the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by a particular fabricator. We believe our estimates and judgments for the replacement program continue to be reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. This warranty charge does not assume any recovery from our supplier because any recovery is uncertain at this time. As of September 30, 2008, we had incurred approximately $1.5 million of costs associated with these field replacement programs and $97,000 remained in accrued liabilities to cover future costs for the units potentially affected. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected.

The following table is a summary of our warranty activity for the nine months ended September 30, 2008:

(in thousands)
Warranty reserve—December 31, 2007	$596
Warranty expense	1,151
Warranty usage	(857)
Warranty reserve—September 30, 2008	$890

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

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) was $2.2 million and ($929,000) for the three months ended September 30, 2008 and 2007, respectively.  For the three months ended September 30, 2008, comprehensive income included net income of $3.2 million, partially offset by $1.0 million of unrealized loss on short-term and long-term investments as well as minimal foreign currency translation losses. For the three months ended September 30, 2007, comprehensive loss included a net loss of $880,000 and minimal adjustments related to foreign currency translation.

Comprehensive income (loss) was $4.7 million and ($3.6 million) for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, comprehensive income included net income of $7.7 million as well as minimal foreign currency translation gains, partially offset by $2.9 million of unrealized loss on short-term and long-term investments. For the nine months ended September 30, 2007, comprehensive loss included a net loss of $3.6 million and minimal adjustments related to foreign currency translation.

Accumulated other comprehensive income (loss) was ($2.9 million) at September 30, 2008. The loss at September 30, 2008 resulted from unrealized losses on our investments in auction-rate securities of $2.5 million, unrealized losses on our short-term investment portfolio of $419,000 and minimal cumulative foreign currency translation losses. At September 30, 2008, we had an aggregate face value of $31.0 million of auction-rate securities carried at a book value of $28.5 million classified as long-term investments. Accumulated other comprehensive income was $47,000 at December 31, 2007 resulting from cumulative foreign currency translation gains and unrealized gains on our short-term investment portfolio.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We elected not to adopt the fair value option on existing eligible financial instruments as of January 1, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the company first recognizes an eligible item or enters into an eligible firm commitment, we may decide to exercise the option on new items when business reason support doing so in the future. The adoption of SFAS No. 159 did not have a significant impact on our consolidated results of operations and financial condition.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and income taxes payable approximate their fair values due to the short-term maturity of these instruments.

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term and long-term investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$71,754	$—	$—	$71,754
Commercial paper	—	22,176	—	22,176
Municipal bonds	—	—	28,543	28,543
Corporate bonds	—	15,675	—	15,675
U.S. government agencies	—	51,346	—	51,346

Total	$71,754	$89,197	$28,543	$189,494

DATA DOMAIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Level 3 assets consist of municipal bonds with an auction reset feature (“auction-rate securities”) whose underlying assets are generally student loans that are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investments in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term investments on our balance sheet. These investments were valued at fair value as of September 30, 2008 and have a face value of $31.0 million. We have classified these instruments as long-term investments. We currently are reviewing a broad-based settlement proposal from UBS AG, which was received in October 2008, in which we would have the right to sell the securities back to affiliates of UBS at the par value of the securities during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. The affiliates of UBS will retain the right to sell our auction-rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale. We have until November 14, 2008 to accept this offer from UBS AG, and as of the date of this filing, we had not yet made a determination on whether to accept this offer. We will continue to monitor these investments going forward and a determination will be made regarding their asset classification. The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2008 (in thousands):

Auction-rate Securities
Balance at December 31, 2007	$29,577
Unrealized loss included in other comprehensive income	(2,494)
Purchases of auction-rate securities	15,610
Proceeds from sale of auction-rate securities	(14,150)
Balance at September 30, 2008	$28,543

Cash and cash equivalents and short and long-term investments

The following table summarizes our cash and investment portfolio (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2008
Cash and cash equivalents:
Cash	$52,989	$—	—	$52,989
Money market funds	71,754	—	—	71,754
Commercial paper	14,317	—	(18)	14,299
Total cash and cash equivalents	$139,060	$—	$(18)	$139,042
Short-term investments:
Commercial paper	$7,918	$—	$(41)	$7,877
Corporate bonds	15,919	—	(244)	15,675
U.S. government agencies	51,462	6	(122)	51,346
Total short-term investments	$75,299	$6	$(407)	$74,898
Long-term investments:
Municipal bonds	$31,037	$—	$(2,494)	$28,543
Total long-term investments	$31,037	$—	$(2,494)	$28,543
Total cash and cash equivalents and short and long-term investments	$245,396	$6	$(2,919)	$242,483

December 31, 2007
Cash and cash equivalents:
Cash	$29,005	$—	$—	$29,005
Money market funds	66,543	—	—	66,543
Commercial paper	7,392	—	(1)	7,391
Total cash and cash equivalents	$102,940	$—	$(1)	$102,939
Short-term investments:
Commercial paper	$46,642	$23	$(4)	$46,661
Corporate bonds	17,426	11	(15)	17,422
Municipal bonds	29,577	—	—	29,577
U.S. government agencies	10,529	8	—	10,537
Total short-term investments	$104,174	$42	$(19)	$104,197
Total cash and cash equivalents and short-term investments	$207,114	$42	$(20)	$207,136

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. We had restricted cash from a letter of credit on our corporate headquarters lease for $209,000 that was part of our cash balance at December 31, 2007.  In June 2008, we deposited an additional $1.2 million as collateral for a letter of credit on a second building in our corporate complex.  At September 30, 2008, all restricted cash balances, which totaled $1.4 million, were classified as other current assets.

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper and other money market securities with original maturities of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2008 and December 31, 2007 was approximately $139.0 million and $102.9 million, respectively, and the weighted average interest rates were 2.5% and 4.8%, respectively.

We classify our portfolio of short-term investments as available for sale. Short-term investments consist of corporate bonds, United States government agency securities and commercial paper with original maturities of 90 to 365 days.  At September 30, 2008, municipal bonds, which are auction-rate securities, were classified as long-term investments.  At September 30, 2008 and December 31, 2007, the value of long-term investments was $28.5 million and zero dollars, respectively. As of September 30, 2008 and December 31, 2007, net unrealized losses on available-for-sale securities of $2.9 million and net unrealized gains on available-for-sale securities of $22,000, respectively, were included in accumulated other comprehensive income.

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

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss)	$3,232	$(880)	$7,667	$(3,584)
Shares used in computing net income (loss) per share, basic	58,738	51,880	57,758	23,721
Dilutive potential common shares:
Stock options and ESPP	6,684	—	7,761	—
Shares used to compute net income (loss) per share, diluted	65,422	51,880	65,519	23,721
Net income (loss) per share, basic	$0.06	$(0.02)	$0.13	$(0.15)
Net income (loss) per share, diluted	$0.05	$(0.02)	$0.12	$(0.15)

The following weighted average outstanding options and common stock subject to repurchase were excluded from the computation of basic and diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Options to purchase common stock	1,464	13,026	1,281	11,477
Common stock subject to repurchase	699	1,525	699	1,268

3. INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Finished goods	$1,054	$481
Evaluation units	2,662	1,289
Raw materials and accessories	206	571
Total	$3,922	$2,341

Amortization of evaluation units was approximately $758,000 and $739,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $2.0 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.

4. DEFERRED REVENUE

Deferred revenue consisted of the following:

	September 30, 2008	December 31, 2007
Product - current	$729	$555
Support and services	30,935	16,152
Rateable product and related support and services	7	83
Less: deffered cost of ratable product revenue and product revenue	(118)	(140)
Deferred revenue, current	$31,553	$16,650
Support and services, non-current	$23,164	$9,322
Deferred revenue, non-current	$23,164	$9,322

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support and services revenue represents customer payments made in advance for annual support and services contracts. Support and services contracts are typically billed in advance on a per annum basis and revenue is recognized ratably over the support period. Deferred ratable product and related support and services revenue consists of revenue for transactions prior to 2006 where VSOE of fair value of support and services had not been established and, as a result, the entire arrangement was being recognized ratably over the related support period. All customers are known to us upon sale of our appliances.

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

Under the terms of our lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. As of September 30, 2008, this letter of credit was not in place, and had not been required by our sub-lessor. Under the terms of our lease for our current corporate headquarters, we have provided a letter of credit for $1.4 million.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. We engaged third party consultants to conduct a research and development study. The result of the study has reduced the potential unrecognized tax benefit in the amount of $427,000. We do not anticipate any material changes to the unrecognized tax benefits over the next twelve months.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that retroactively extends the research tax credit to January 1, 2008 through December 31, 2009. We have not yet completed our analysis of the 2008 benefit, if any, which we may realize from this legislation, and as such, any benefits will be recognized in the fourth quarter of fiscal 2008.

Effective on September 30, 2008, California has enacted legislation suspending the net operating loss (NOL) deduction and limiting the use of business credits to 50% of a taxpayer’s liability for tax years 2008 and 2009. We file federal, state, and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations currently remains open for all years since our inception due to utilization of net operating losses and research and development tax credits generated in prior years.

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

Revenue by geography is based on the billing address of the end-user customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
North America	$59,328	$25,143	$146,000	$59,202
Europe, Africa, Middle East and Other	9,290	4,775	29,956	14,216
Japan and Asia	6,412	2,107	12,900	5,324
Total	$75,030	$32,025	$188,856	$78,742

Long-Lived Assets
(in thousands)	September 30, 2008	December 31, 2007
North America	$32,899	$14,456
International	277	133
Total	$33,176	$14,589

8. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There were no legal matters at September 30, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview

We were founded in October 2001 with a mission to develop breakthrough compression technology for disk-based deduplication storage. We began shipping our appliances in February 2004 to address the backup and network-based disaster recovery needs of enterprises. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of September 30, 2008, our appliances had been purchased by over 2,500 customers worldwide.

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

We sell our appliances through a network of channel partners and through our direct sales force. In the three and nine months ended September 30, 2008 and the year ended December 31, 2007, approximately 88%, 87% and 86%, respectively, of our revenue was generated by sales through indirect channels. As of September 30, 2008, we had over 450 channel partners, and we expect that we will continue to sell a substantial majority of our appliances through our channel partners. We consider the continued development of indirect sales channels in domestic and international markets important to future revenue growth and widespread acceptance of our products.

Growth of our product revenue will depend on our ability to attract new customers and to make additional sales to existing customers. Our growth will also depend on our ability to introduce and achieve market acceptance of new products with higher capacity and deduplication throughput performance and develop new products designed to serve other sectors of the storage market beyond protection storage that we believe will benefit from deduplication technology. Revenue from existing customers increased as a percentage of total revenue, a trend we expect to generally continue.  It is important to note, however, that our revenue, including our revenue from existing customers, may be impacted by the timing of large orders which tend to have a longer sales cycle and are more difficult to forecast. The recent downturn of the global economy could negatively impact the timing of these large orders and spending by our customers’ IT departments generally. We also expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 21% of our total revenue in both the three months ended September 30, 2008 and 2007, and 23% and 25% of our total revenue in the nine months ended September 30, 2008 and 2007, respectively. Even though international revenue was lower as a percentage of total revenue during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue, though our international revenues will also be susceptible to any further deterioration in global economic conditions. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any quarter or year.

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

Results of Operations

Three and Nine months ended September 30, 2008 Compared to the Three and Nine months ended September 30, 2007:

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total revenue	$75,030	$32,025	$188,856	$78,742
Total revenue by type:
Product	$63,872	$27,992	$161,062	$69,470
Support and services	11,135	4,000	27,718	8,975
Ratable product and related support and services	23	33	76	297
% of revenue by type:
Product	85%	87%	85%	88%
Support and services	15%	13%	15%	12%
Ratable product and related support and services	—%	—%	—%	—%
Total revenue by geography:
North America	$59,328	$25,143	$146,000	$59,202
Europe, Africa, Middle East and Other	9,290	4,775	29,956	14,216
Japan and Asia	6,412	2,107	12,900	5,324
% of revenue by geography:
North America	79%	79%	77%	75%
Europe, Africa, Middle East and Other	12%	15%	16%	18%
Japan and Asia	9%	6%	7%	7%

For the three months ended September 30, 2008, product revenue increased $35.9 million to $63.9 million from the $28.0 million reported for the three months ended September 30, 2007. For the nine months ended September 30, 2008, product revenue increased $91.6 million to $161.1 million from the $69.5 million reported for the nine months ended September 30, 2007. These increases were due to an increase in the number of units sold to new and existing customers, facilitated by an increase in the number of personnel in our sales organization, an increase in the number of our channel partners and the introduction of new products. These products, which have higher capacity and higher performance, were sold at higher average sales prices. We expect to continue to release new products with higher capacity, higher performance and higher average selling prices.

For the three months ended September 30, 2008, support and services revenue increased $7.1 million to $11.1 million from the $4.0 million reported for the three months ended September 30, 2007. For the nine months ended September 30, 2008, support and services revenue increased $18.7 million to $27.7 million from the $9.0 million reported for the three months ended September 30, 2007. These increases were the result of increased product sales and, to a lesser extent, an increase in the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and services contracts when they purchase our appliances. As our customer base grows, we expect the revenue we generate from support and services will continue to grow at a faster rate than our product revenue, as a result of both an increase in new contracts and higher renewal of existing contracts.

International revenue was 21% of total revenue for both the three months ended September 30, 2008 and 2007, and 23% and 25% of total revenue for the nine months ended September 30, 2008 and 2007, respectively. Although revenue outside North America increased in the three and nine months ended September 30, 2008 in absolute amounts, the percentage of total revenue it represented in such periods was flat for the three months ended September 30, 2008 and 2007, and declined in the nine months ended September 30, 2008 and 2007 due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere. As we continue to expand into international locations and introduce our products in new markets, we expect international revenue to increase in absolute dollars and as a percentage of revenue.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total revenue	$75,030	$32,025	$188,856	$78,742
Cost of product	16,739	8,176	41,808	20,467
Cost of support and services	4,226	1,330	9,851	3,033
Cost of ratable product and related support and services	1	3	3	100
Total cost of revenue	20,966	9,509	51,662	23,600
Gross profit	$54,064	$22,516	$137,194	$55,142
Gross margin	72%	70%	73%	70%

For the three months ended September 30, 2008, cost of product revenue increased $8.5 million to $16.7 million from the $8.2 million reported for the three months ended September 30, 2007. This increase was due to increased aggregate product costs associated with an increased volume of shipments of our appliances to our customers and, to a lesser extent, increased amortization of evaluation units and increased personnel costs. Salaries and employee related benefits accounted for $527,000 of the increase in cost of product revenue and stock-based compensation accounted for $124,000 of the increase. For the nine months ended September 30, 2008, cost of product revenue increased $21.3 million to $41.8 million from the $20.5 million reported for the nine months ended September 30, 2007. As noted above, this increase was due to increased aggregate product costs associated with an increased volume of shipments of appliances to our customers, increased amortization of evaluation units and increased personnel costs, partially offset by lower warranty costs due to the $450,000 and $1.6 million charges we recorded in the three and nine months ended September 30, 2007, respectively, for the field replacement program to replace a circuit board used in some of our appliances that we initiated in the second quarter of 2007 and expanded in the third quarter of 2007. Salaries and employee related benefits accounted for $1.1 million of the increase and stock-based compensation accounted for $419,000 of the increase.  We expect the cost of product revenue to continue to increase for the remainder of 2008.

For the three months ended September 30, 2008, cost of support and services revenue increased $2.9 million to $4.2 million from the $1.3 million reported for the three months ended September 30, 2007. This increase was due to increases in installation costs and in our support personnel headcount from 18 at September 30, 2007 to 47 at September 30, 2008, which increased our salary expense and employee-related benefits by $782,000. Included in the overall increase is stock-based compensation which accounted for $193,000 of the increase and increased outside service costs of $1.3 million related to third party logistics support of the larger installed base of our products. For the nine months ended September 30, 2008, cost of support and services revenue increased $6.9 million to $9.9 million from the $3.0 million reported for the nine months ended September 30, 2007. As noted above, this increase was due to increases in installation costs and in our support personnel headcount from 18 at September 30, 2007 to 47 at September 30, 2008, which increased our salary expense and employee-related benefits by $2.3 million. Included in the overall increase is stock-based compensation which accounted for $372,000 of the increase, and increased outside service costs of $2.4 million related to logistics support of the larger installed base of our products. We expect the cost of support and services revenue to continue to increase for the remainder of 2008 as our installed base continues to grow.

Over time, we expect our total cost of revenue to grow at a slightly faster rate than total revenue, causing gross margins to slightly decline in the future.

Sales and Marketing Expenses

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Sales and marketing expenses	$32,150	$15,831	$82,867	$36,933
Percent of total revenue	43%	49%	44%	47%
Headcount at end of period	406	199	406	199

For the three months ended September 30, 2008, sales and marketing expenses increased $16.4 million to $32.2 million from the $15.8 million reported for the three months ended September 30, 2007. This increase was primarily due to the increase in the number of our sales and marketing employees, including the addition of 58 employees associated with our international operations. The increase in employees resulted in higher salary expense, employee-related benefits expense and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total bookings and revenue and the higher number of employees on commission plans. The total of the increase from the above factors was $10.9 million. Stock-based compensation accounted for $1.2 million of the increase and the remainder was the result of increased costs from travel, tradeshow, facility and promotional activities.

For the nine months ended September 30, 2008, sales and marketing expenses increased $46.0 million to $82.9 million from the $36.9 million reported for the nine months ended September 30, 2007. As noted above, this increase was primarily due to the increase in the number of our sales and marketing employees. The increase in employees resulted in higher salary expense, employee-related benefits expense and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total bookings and revenue and the higher number of employees on commission plans. The total of the increase from the above factors was $29.4 million. Stock-based compensation accounted for $5.5 million of the increase and the remainder was the result of increased costs from travel, tradeshow, facility and promotional activities.

We anticipate that sales and marketing expenses will increase in absolute dollars during the remainder of 2008, but remain relatively stable as a percentage of our total revenue, due to our plans to continue to expand our sales force, both domestically and internationally, and to make significant investments in our direct marketing campaigns.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Research and development	$10,318	$6,111	$28,681	$16,273
Percent of total revenue	14%	19%	15%	21%
Headcount at end of period	165	104	165	104

For the three months ended September 30, 2008, research and development expenses increased $4.2 million to $10.3 million from the $6.1 million reported for the three months ended September 30, 2007. Salaries, employee-related benefits and fees for recruitments accounted for $2.3 million of the increase as the result of increased headcount. Also contributing to the increase were increases in stock-based compensation of $482,000, and facility related costs for equipment and depreciation on capitalized equipment of $1.2 million. These increases were the direct result of hiring additional personnel to support new product introductions and broaden our product line.

For the nine months ended September 30, 2008, research and development expenses increased $12.4 million to $28.7 million from the $16.3 million reported for the nine months ended September 30, 2007. Salaries, employee-related benefits and fees for recruitments accounted for $6.5 million of the increase as the result of increased headcount. Also contributing to the increase were increases in stock-based compensation of $2.2 million, and facility related costs for equipment and depreciation on capitalized equipment of $3.2 million. These increases were the direct result of hiring additional personnel to support new product introductions and broaden our product line.

We anticipate that research and development expenses as a percentage of our total revenue will remain relatively stable for the remainder of 2008, but expect that the absolute dollar amount will increase as we continue to invest in research, new product development and enhancements to our existing appliances and hire additional research and development personnel, particularly at our Research Triangle Park, North Carolina facility.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
General and administrative	$6,028	$2,816	$17,354	$6,904
Percent of total revenue	8%	9%	9%	9%
Headcount at end of period	63	31	63	31

For the three months ended September 30, 2008, general and administrative expenses increased $3.2 million to $6.0 million from the $2.8 million reported for the three months ended September 30, 2007. This increase was primarily the result of increases in personnel costs associated with increased headcount, which accounted for $1.5 million of the increase. Professional service fees accounted for $416,000 of the increase, stock-based compensation accounted for $555,000 and the remainder of the increase was from increased consulting and facility costs.

For the nine months ended September 30, 2008, general and administrative expenses increased $10.5 million to $17.4 million from the $6.9 million reported for the nine months ended September 30, 2007. This increase was primarily the result of increases in personnel costs associated with increased headcount, which accounted for $4.2 million of the increase. Professional service fees accounted for $1.8 million of the increase, stock-based compensation accounted for $1.8 million and the remainder of the increase was from increased consulting and facility costs.

For both periods, the additional personnel and professional service fees were the result of our ongoing efforts to build our legal, finance, human resources, recruiting and information technology functions, and additional professional service fees were necessitated by our public company status. We expect the absolute amount of our general and administrative expenses to increase in the future as we expand our finance function to manage our expected growth and as we incur additional costs associated with being a public company, but our aggregate general and administrative expenses should remain relatively stable as a percentage of our total revenue.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest income	$1,318	$1,614	$4,998	$1,950
Other income (expense), net	(1,049)	68	74	(41)
Total other income (expense), net	$269	$1,682	$5,072	$1,909

For the three months ended September 30, 2008, total other income (expense), net decreased $1.4 million to $269,000 from the $1.7 million reported for the three months ended September 30, 2007. This decrease was the result of the unfavorable revaluation of foreign exchange transactions during the period as well as a decrease in the interest rate earned from our cash equivalents, short-term and long-term investments from 5.2% in the three months ended September 30, 2007 to 2.2% in the three months ended September 30, 2008. This was partially offset by increased interest earned in the three months ended September 30, 2008 resulting from higher cash and investment balances as compared to three months ended September 30, 2007 due primarily to our secondary public offering that occurred in the fourth quarter of 2007.

For the nine months ended September 30, 2008, total other income (expense), net increased $3.2 million to $5.1 million from the $1.9 million reported for the nine months ended September 30, 2007. This increase was the result of income earned from the investment of net proceeds from our initial public offering, or IPO, and secondary offering and other funds as well as favorable increases in our revaluation of Euro denominated cash balances.

Foreign currency net losses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 increased $981,000 due to an unfavorable revaluation of Euro and other foreign currency denominated cash balances and losses on foreign exchange transactions during the period. Foreign currency net gains for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 increased $115,000 due to increases in our favorable revaluation of Euro denominated cash balances. We are evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.

Provision for Income Taxes

Our provision for income taxes increased $2.3 million to $2.6 million in the three months ended September 30, 2008 compared to $320,000 for the three months ended September 30, 2007 and increased $5.2 million to $5.7 million in the nine months ended September 30, 2008 compared to $525,000 for the nine months ended September 30, 2007. These increases were primarily due to the change in California legislation on the suspension of net operating losses and limitation on the utilization of tax credit to 50% of California taxable income for the tax years of 2008 and 2009, as well as due to our increased international activities resulting in increased foreign taxes, as well as increases in state income taxes.

The effective tax rate for the three months ended September 30, 2008 was 45% compared with (57%) for the comparable period ended September 30, 2007. This change in the effective rate was primarily due to our conversion from a pre-tax loss in the 2007 period to pre-tax income in the 2008 period. The effective tax rate for the third quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and increases in foreign taxes based on our expansion into new foreign markets, and due to unbenefitted foreign losses.  The effective tax rate for the third quarter of 2007 differed from the U.S. federal statutory rate of 35% primarily due to the fact that we had no regular tax expense for Federal and California provision due to net operating loss utilization except for foreign taxes for our overseas taxable activities in various jurisdictions.

Effective on September 30, 2008, California enacted legislation suspending the net operating loss deduction and limiting the use of business credits to 50% of a taxpayer’s liability for tax years 2008 and 2009. This change in the California state tax laws will have an accumulated negative impact of $734,000 for the third quarter of 2008.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.  We do not anticipate any material changes to the unrecognized tax benefits over the next twelve months.

Liquidity and Capital Resources

(in thousands)	September 30, 2008	December 31, 2007
Working capital	$209,913	$203,688
Cash and cash equivalents	$139,042	$102,939
Short-term investments	$74,898	$104,197

Working capital consists principally of cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital at September 30, 2008 increased $6.2 million from December 31, 2007 due primarily to positive operating cash flows from operations of $49.4 million, partially offset by reclassifying $28.5 million of our investments in auction-rate securities as long-term investments. Other changes of note are:

•
The increase in cash was the result of improved collections from accounts receivable reflected in our decrease in days’ sales outstanding from an average of 71 days as of December 31, 2007 to an average of 63 days as of September 30, 2008, computed based on the respective revenue from the immediately preceding quarter. We anticipate that accounts receivable will comprise a significant portion of working capital as we continue to grow revenue because a substantial portion of our sales, and therefore our shipping and billing, occurs near the end of each quarter.

•
Short-term investments decreased due to the reclassification of investments in auction-rate securities to long-term investments due to the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years. For additional information, please see Note 1 to the Notes to the Condensed Consolidated Financial Statements.

•	Inventory increased due to an increase in finished goods and the number of units held in the evaluation inventory pool, partially offset by a decrease in raw materials.

•
Prepaid expenses and other current assets increased for prepaid maintenance contracts, insurance, tradeshows, rent and other deposits, as well as due to restricted cash funded as required by our lease for our corporate headquarters.

•	Accounts payable increased due to increased purchases of inventory and property, plant and equipment to support increased headcount and research and development spending.

•	Current deferred revenue increased due to higher product revenue and the related support that we recognize over the maintenance and support life.

•
Accrued compensation increased due to higher accrued commissions from higher net bookings, an increase in accrued vacation from the increase in employees, partially offset by a reduction of accrued ESPP due to the purchase of shares from our employee stock purchase plan on July 31, 2008.

•	Other accrued liabilities decreased due to lower accruals that were offset by an increase in accounts payable, partially offset by higher accrued travel and professional services costs

We commenced our IPO of common stock on June 27, 2007, and the offering was completed on July 2, 2007. We sold and issued 8,108,500 shares of our common stock in our IPO, including 1,108,500 shares sold by us pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an issue price of $15.00 per share. We raised approximately $109.2 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $3.9 million, and such proceeds were received on July 2, 2007. Upon the closing of the IPO, all shares of our mandatorily redeemable convertible preferred stock outstanding automatically converted into 34,780,625 shares of common stock.

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

We have funded operations since our IPO from internal cash generated from operations.  Through the date of this filing, we have not used funds raised from our IPO and secondary offering in operations.  Due to these factors, and based on our expectations of future performance, we believe we have sufficient ability to fund our operations for at least the next twelve months.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of 90 days or less.

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for sales in Asia and Japan, denominated in Euros and British sterling for sales in Europe, denominated in Australian dollars for sales in Australia and denominated in Canadian dollars for certain sales in Canada. We are evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates. We currently do not hedge the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel because we believe those situations create natural hedges. We may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates for those expenses. The foreign currency effect on our cash and cash equivalents and working capital was a loss of ($1.0 million) compared to a gain of $68,000 in the three months ended September 30, 2008 and 2007, respectively, and a gain of $74,000 compared to a loss of ($41,000) in the nine months ended September 30, 2008 and 2007, respectively.

Short-term and Long-term Investments

Short-term investments consist of commercial paper, corporate bonds, and investments in U.S. government agencies with original maturities of 90 to 365 days.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, with respect to our financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Level 3 assets consist of municipal bonds with an auction reset feature (“auction-rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term assets on our balance sheet. At September 30, 2008, we had $28.5 million of such securities classified as a long-term asset on the balance sheet.  At December 31, 2007, our investment in auction-rate securities was $29.6 million and was classified as short-term investments because there existed an active market for auction-rate securities at that time. We have recorded a $2.5 million unrealized loss to other comprehensive income (loss) on our investments in auction-rate securities. At September 30, 2008, we had $31.0 million of auction rate securities carried at a book value of $28.5 million classified as long-term investments. We are currently reviewing a broad-based settlement proposal from UBS AG, which we received in October 2008, in which we would have the right to sell the securities back to affiliates of UBS at the par value of the securities during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. The affiliates of UBS will retain the right to sell our auction-rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale.  We have until November 14, 2008 to accept this offer from UBS AG, and as of the date of this filing, we had not yet made a determination on whether to accept the offer.  We will continue to monitor these investments going forward and a determination will be made regarding their asset classification. Given the settlement proposal for the principal value, we do not believe that there has been an other-than-temporary impairment for these investments.

Cash Flows
	Nine Months Ended September 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$49,435	$13,853
Net cash used in investing activities	$(25,010)	$(48,645)
Net cash provided by financing activities	$11,757	$109,815

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

Cash provided by operating activities increased in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to increased sales activity and an increase in deferred revenue resulting from payments on support and services contracts. Based on our expectations of future revenue levels, we believe we will be able to continue to generate positive cash flows from operating activities in the near term even as we continue to add personnel, increase inventory purchases, increase research and development activities and invest in functions associated with being a public company.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support employee headcount growth, and net proceeds from the purchase and sale of investment securities. Cash used in investing activities was $25.0 million in the nine months ended September 30, 2008 as compared to cash used of $48.6 million for the nine months ended September 30, 2007. Cash used in investing activities in the nine months ended September 30, 2008 included purchases, net of maturities of investments of $2.2 million as well as $22.9 million for purchases of property, plant and equipment, driven by our increase in headcount of 266 in the period and investments in computer equipment, lab equipment for research and development, leasehold improvements for our corporate headquarters and new system infrastructure. The $48.6 million of cash used in investing activities in the nine months ended September 30, 2007 included an investment of some of our IPO net proceeds in short-term investments of $42.4 million, along with $6.2 million for purchases of property, plant and equipment, reflecting our increase in headcount of 184 in the period, and investments in computer equipment, lab equipment for research and development and new system infrastructure.

Cash Flows from Financing Activities

Cash flow provided by financing activities in the nine months ended September 30, 2008 of $11.8 million resulted from the proceeds of the cash exercise of stock options to purchase 2,590,000 shares of our common stock by our employees as well as the purchase of 486,000 shares of our common stock by our employees through our employee stock purchase plan, partially offset by our repurchase of 5,000 restricted shares of our common stock from former employees. Cash flow provided by financing activities in the nine months ended September 30, 2007 of $109.8 million resulted from the net proceeds from our IPO and proceeds of $639,000 from the cash exercise of stock options to purchase 460,000 shares of our common stock by our employees, net of 88,000 restricted shares of our common stock repurchased by us from former employees, and the cash we received in connection with the purchase of common stock awarded to one of our non-employee directors.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2008:

(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases (1)	$47,118	$5,011	$9,088	$9,642	$23,377
Purchase obligations (2)	12,697	12,697	—	—	—
Total contractual obligations	$59,815	$17,708	$9,088	$9,642	$23,377

(1)	In July 2007, we entered into an operating lease for our corporate headquarters. In January 2008, we entered in to an agreement to lease office space adjacent to our existing corporate facility.
(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased;     fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, Flextronics International, which became our contract manufacturer through its acquisition of Solectron Corporation. We provide Flextronics with a rolling six-month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases which we are contractually committed to purchase. As of September 30, 2008, we had $3.2 million in aggregate, non-cancellable purchase commitments placed with Flextronics which are included in the table above. In addition, as of September 30, 2008, we had an additional $9.5 million of other non-cancellable purchase commitments with other third-party vendors which are included in the table above. Under the terms of the lease for our former corporate headquarters, we are obligated to provide a letter of credit for $136,000. To date, this letter of credit is not in place and has not been required by our sub-lessor.

On July 10, 2007, we entered into a lease for office space for our corporate headquarters. The term of the lease runs from November 1, 2007 to October 31, 2017 and the approximate aggregate rent due over the term of the lease is $23.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000, which we have funded.  We have spent approximately $13.1 million for leasehold improvements, equipment and furniture for the building through September 30, 2008. All of our Santa Clara based employees have relocated to this facility.

In January 2008, we signed an agreement to lease approximately 100,000 square feet of office space adjacent to our existing corporate facility. The new lease takes effect on October 1, 2008. Future minimum lease payments will be $24.3 million, commencing in January 2009 and continuing through June 2018. As part of signing the lease, we are obligated to provide a letter of credit for $1.2 million, which we have funded.  We have spent approximately $3.4 million for leasehold improvements, equipment and furniture for the building through September 30, 2008.

The lease for our former corporate headquarters in Santa Clara expires in February 2009.  We entered in to an agreement to sub-lease this space through November 30, 2008 with an option for the sub-lessee to extend the sub-lease to the end of the lease term, which was exercised during the third quarter of 2008.

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

Also, as discussed in Note 6 of the Notes to our Condensed Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS Statement No. 109.” At September 30, 2008, we had a liability for interest related to unrecognized tax benefits totaling $1.6 million, of which none is expected to be paid within one year. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlements with the taxing authority will occur.

Off-Balance Sheet Arrangements

At September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the Notes to our Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros and British sterling. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro and British sterling compared to the U.S. dollar. We had Euro-denominated revenue of approximately $7.5 million and $4.8 million for the three months ended September 30, 2008 and 2007, respectively, and $25.4 million and $14.2 million for the nine months ended September 30, 2008 and 2007, respectively.  We had British sterling denominated revenue of $1.5 million and zero dollars for the three months ended September 30, 2008 and 2007, respectively, and $4.3 million and zero dollars for the nine months ended September 30, 2008 and 2007, respectively.

We also have revenue denominated in the Canadian dollar and the Australian dollar, which subjects us to foreign currency risk due to fluctuations in the value of the Canadian dollar and Australian dollar compared to the U.S. dollar.  We had $737,000 and $405,000 dollars in Canadian dollar denominated revenue for the three months ended September 30, 2008 and 2007, respectively, and $1.5 million and $622,000 for the nine months ended September 30, 2008 and 2007, respectively.  We had Australian dollar denominated revenue of $41,000 and zero dollars in both the three and nine months ended September 30, 2008 and 2007, respectively.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British sterling, Euro, Canadian dollar and, to a lesser extent, the Australian and Singapore dollar, and Danish, Chinese, Korea and Swedish currencies. We had foreign currency denominated expenses of approximately $7.7 million and $4.3 million for the three months ended September 30, 2008 and 2007, respectively, and $21.9 million and $9.1 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, we had approximately $6.0 million and $1.7 million in accounts receivable denominated in Euros and British sterling, respectively.  As of September 30, 2008, we had approximately $8.7 million in cash denominated in foreign currencies, primarily in Euros. Changes in currency exchange rates could adversely affect our revenue and profitability, and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We are presently evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates.  Other income (expense), net for the nine months ended September 30, 2008 included $74,000 of net gain.  We have transferred some Euro-denominated cash to U.S. dollars to address the risk of foreign currency fluctuation.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $139.0 million and $86.6 million as of September 30, 2008 and 2007, respectively. These amounts were invested primarily in money market funds and also in commercial paper. We have invested the funds from our IPO and follow-on offering according to our investment policy. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended September 30, 2008 and 2007, our interest income would have declined approximately $132,000 and $161,000, respectively, and $500,000 and $195,000 in the nine months ended September 30, 2008 and 2007, respectively, assuming consistent investment levels.

We had short-term investments of $74.9 million as of September 30, 2008. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, these amounts were invested primarily in auction-rate securities, corporate bonds, government agency securities and commercial paper. These investments are classified as available for sale and held for working capital purposes. On September 30, 2008, we had $28.5 million of auction-rate securities. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. At September 30, 2008, we had $31.0 million of auction-rate securities carried at a book value of $28.5 million classified as long-term investments. We currently are reviewing a broad-based settlement proposal from UBS AG, which we received in October 2008, in which we would have the right to sell the securities back to affiliates of UBS at the par value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction rate securities market sooner. The affiliates of UBS will retain the right to sell our auction rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale.  We have until November 14, 2008 to accept this offer from UBS AG, and as of the date of this filing, we had not yet made a determination of whether to accept this offer. We will continue to monitor these investments going forward and a determination will be made regarding their asset classification. All of our auction-rate securities are currently AAA-rated taxable municipal debt obligations, the highest rating by a rating agency. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Our business depends on the overall demand for information technology, in particular for deduplication storage appliances for backup storage and network-based disaster recovery. Information technology spending has historically declined as general economic and market conditions have worsened, and if the domestic and global economy continues to undergo a significant downturn and remains depressed for an extended period of time, or if our customers believe such a downturn will continue for the foreseeable future or become more severe, our customers would likely reduce, and could reduce significantly, their information technology budgets. We may be particularly susceptible to reductions in information technology spending because the purchase of our appliances is often discretionary and may involve a significant commitment of capital and other resources. Many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our appliances. Delays in or a reduction in information technology spending, domestically or internationally, would harm our business, results of operations and financial condition in a number of ways, including by leading to longer sales cycles, lower prices for our appliances and reduced unit sales.

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue, reduce our gross margins and result in the loss of market share.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. New competitive offerings have been recently announced or introduced in our marketplace by our competitors EMC Corporation, Hewlett-Packard Company and International Business Machines Corporation, and we anticipate additional offerings by our competitors may be announced or introduced in 2008 and 2009. Competition in the past has resulted in pricing pressure on our products and services, and we anticipate that pricing pressure will increase in the future. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders, or a large dollar value order, is delayed or cancelled, our financial results may be harmed. Competition may result in reduced gross margins for our appliances, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

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

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, auction-rate securities, money market funds, commercial paper, corporate bonds and government agency certificates, and we actively manage our portfolio with an objective of capital preservation. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the continuing deterioration of global economic conditions. To date, we have determined that any declines in the market value of our investments have been temporary. There could be future declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At December 31, 2007 and September 30, 2008, we had $29.6 million and $31.0 million of principal in auction-rate securities, respectively. In January 2008, these securities, which consist of AAA-rated, taxable municipal debt obligations, had auctioned successfully. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As of September 30, 2008, we have recorded a temporary impairment provision of ($2.5) million which has been included in other comprehensive income (loss).  At September 30, 2008, we had $31.0 million of auction-rate securities carried at a book value of $28.5 million and classified as long-term investments. We are currently reviewing a broad-based settlement proposal from UBS AG, which we received in October 2008, in which we would have the right to sell the securities back to affiliates of UBS at par value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction rate securities market sooner. The affiliates of UBS will retain the right to sell our auction rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale.  We have until November 14, 2008 to accept this offer from UBS AG, and as of the date of this filing, we had not yet made a determination whether to accept this offer. We will continue to monitor these investments going forward and a determination will be made regarding their asset classification.  We  have determined any declines in the market value of our investments as temporary and have recorded the temporary impairment in other comprehensive income (loss).

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

In the year ended December 31, 2007, we derived approximately 28% of our revenue from international customers. In the three and nine months ended September 30, 2008, we derived approximately 21% and 23%, respectively, of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Although we achieved a net profit of approximately $3.2 million and $7.7 million for the three and nine months ended September 30, 2008, respectively, we have not yet achieved profitability for any fiscal year. As of September 30, 2008, our accumulated deficit was approximately $32.6 million and we may incur additional losses in the future. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, which could be negatively impacted by deteriorating global economic conditions, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

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

The market we serve is emerging and the purchase of our appliances by new customers may involve material changes to established purchasing patterns and policies. Our sales efforts involve educating potential customers about the uses and benefits of our appliances, including their technical capabilities and potential cost savings. Potential customers may undertake a significant evaluation process that has in the past resulted in a longer sales cycle. In addition, our sales cycle may be extended if potential customers decide to re-evaluate other aspects of their backup storage infrastructure at the same time they are considering a purchase of our appliances. We spend substantial time, money and other resources in our sales process without any assurance that our efforts will produce any sales. In addition, customer purchases are frequently subject to budget constraints, which could be negatively impacted by deteriorating global economic conditions, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter, or at all, our business may suffer.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion of our operations and headcount will be required. For example, our headcount increased from 363 employees as of September 30, 2007 to 705 employees as of September 30, 2008, and we have recently established an operations center in North Carolina’s Research Triangle Park. The new facility houses additional engineering, customer support and sales personnel. Our growth has placed, and is expected to continue to place, significant demands on our management, infrastructure and other resources. To manage our expected growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We implemented new enterprise resource planning software for our finance and inventory management processes in October 2007, and we may in the future upgrade other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support and continue our growth, and if we do not effectively manage our expected growth and the associated increase in expenses, our business, results of operations and financial condition would be harmed.

Our financial results would suffer if demand for deduplication storage appliances does not continue to grow.

Our products are disk-based deduplication storage appliances for backup and network-based disaster recovery. Deduplication is a relatively new and emerging technology. Historically, enterprises have relied on non-deduplication tape-based technologies for backup and recovery. A reduction in demand for deduplication storage appliances for backup storage or network-based disaster recovery could be caused by, among other things, weakening economic conditions, decreases in information technology spending, lack of customer acceptance or competing technologies and products. Our future financial results would suffer if the demand for deduplication storage appliances does not continue to grow.

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

We may experience shortages in components that we use in our appliances, and we may not accurately predict the availability of and demand for such components. We rely on Flextronics to procure a majority of the components used in our appliances. As a result, any disruption in Flextronics’s ability to timely procure necessary components in the quantities required, or at reasonable prices, could result in a delay in the shipment of our appliances. Due to technological, pricing or business reasons, some of the components used in our appliances are available only from a single or limited source of supply. Flextronics generally carries very little inventory of components for our appliances, and we rely on suppliers to deliver necessary components to Flextronics in a timely manner based on forecasts provided to the suppliers. Our capacity expansion shelves and the chassis for our DD 690 appliance are currently supplied exclusively by a single vendor, Xyratex Technology Limited. Neither our agreement with Xyratex, nor any agreement between Flextronics and Xyratex, provides for specific quantities or inventory levels of expansion shelves or the DD 690 chassis. Instead, Flextronics provides purchase orders to Xyratex on a monthly basis based on purchase orders we place with Flextronics, and our forecasts.  If Flextronics is unable to acquire the expansion shelves or DD 690 chassis from Xyratex for whatever reason, the manufacturing of our expansion shelves and DD 690 appliance could be interrupted and shipments could be delayed and revenue could be deferred or lost. Our agreement with Xyratex for expansion shelves has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances. Our appliances depend on NVRAM cards that currently are only available from a single vendor, Curtiss-Wright Corporation. Neither we nor Flextronics has an agreement with Curtiss-Wright Corporation providing for specific quantities or inventory levels of NVRAM cards, and either we or Flextronics order NVRAM cards under a standard purchase order arrangement with Curtiss-Wright Corporation or its distributor. We acquire the chassis used in our appliances other than the DD 690 from a single vendor. Neither we nor Flextronics has an agreement with this chassis supplier providing for specific quantities or inventory levels of chassis, and either we or Flextronics order chassis under a standard purchase order arrangement with this chassis supplier or its distributor. Significant time and effort would be required to locate new vendors for any of these components, if available at all, to qualify replacement components or to develop our appliances using alternative suppliers. The unavailability of any of these or other necessary components could delay or prevent us from shipping our appliances. Component suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, to allocate available component supplies to them. In addition, increased demand generally by third parties for the components we use in our appliances may lead to decreased availability and higher prices for those components.

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

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by fabricators that are no longer supplying parts for use in our appliances. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. We accrued an additional $450,000 in the third quarter 2007 to expand this program for additional circuit boards used in some of our appliances. During the second quarter 2008, we recorded an additional charge of $25,000 as we have revised our estimate of the costs of the replacement program. These estimates were based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of September 30, 2008, we had incurred approximately $1.5 million of costs associated with these field replacement programs and $97,000 remained in accrued liabilities to cover future costs for the units potentially affected. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be negatively impacted. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

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

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the three and nine months ended September 30, 2008 and the year ended December 31, 2007, approximately 88%, 87% and 86%, respectively, of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

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

The U.S. government has become an important customer for us.  Government agencies are subject to budgetary processes and expenditure constraints, which constraints could increase due to current economic conditions, that could lead to delays or decreased capital expenditures in information technology spending on infrastructures. If the U.S. government or individual agencies within the U.S. government reduce or shift their capital spending pattern, our financial results may be harmed.  Our sales to the U.S. government may involve longer sales cycles than is typical of our non-government customers, increasing the likelihood that an order may not occur in the quarter in which we had anticipated the sale, if any all.  In addition, our sales to the U.S. government require us to comply with U.S. laws applicable to enterprises and products that are offered for sale to the U.S. government.  Any failure by us to comply with and manage these obligations could result in a reduction or delay in sales to the U.S government, or result in fines and penalties.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, beginning with the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred, and expect to continue to incur substantial accounting and auditing expense and have expended, and expect to continue to expend, significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. Our independent registered public accounting firm identified a material weakness in our financial statement close process as of December 31, 2006, and we implemented additional formal policies, procedures and processes, hired additional accounting personnel and increased management review and oversight over the financial statement close and reporting processes in order to remediate this material weakness. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

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

We have incurred costs to comply with these regulations in the past and could incur additional costs in the future. In addition, compliance with these regulations could disrupt our operations and logistics. We will need to ensure that we can design and manufacture compliant appliances and that we can be assured a supply of compliant components from suppliers. Similar laws and regulations have been proposed or may be enacted in other regions, including the United States, Australia, Canada, China, Korea and Japan. These and other environmental regulations may require us to reengineer our appliances to utilize new components that are compatible with these regulations, which may result in additional costs to us.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the year ended December 31, 2007, our research and development expenses were $23.5 million, or approximately 19% of revenue. For the three months ended September 30, 2008 and 2007, our research and development expenses were $10.3 million and $6.1 million, or approximately 14% and 19% of revenue, respectively. For the nine months ended September 30, 2008 and 2007, our research and development expenses were $28.7 million and $16.3 million, or approximately 15% and 21% of revenue, respectively.  Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

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

The trading prices of our common stock as well as the securities of other technology companies have been highly volatile, particularly in the last several months as a result of deteriorating economic conditions. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock could include:

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

In addition, if the market for technology stocks or the stock market in general continues to experience a loss of investor confidence, the trading price of our common stock could continue to decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us, or in reaction to reports from industry analysts about us or our competitors or others in the technology industry generally. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

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

The effective date of the registration statement for our initial public offering was June 26, 2007. As a result of our initial public offering, we raised a total of $109.3 million in net proceeds after deducting underwriting discounts and commissions of $8.5 million and offering expenses of approximately $3.8 million. In the first nine months of 2008, we used none of the proceeds from our initial public offering for working capital purposes. None of the payments were made, directly or indirectly, to our directors, officers or persons owning 10% or more of our common stock.

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

Data Domain, Inc.

Date: November 7, 2008	/s/ Michael P. Scarpelli
Michael P. Scarpelli, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)