Form 10-K
period 2008-12-31
Data Domain, Inc.
filed 2009-03-13
CIK 1391984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 001-33517

Data Domain, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3412175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2421 Mission College Blvd., Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(408) 980-4800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of such common stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market, was approximately $680,579,610. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 11, 2009, was 61,017,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2009 Annual Meeting of Stockholders to be held June 11, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Corporate Information

Data Domain, Inc., or Data Domain, was incorporated in Delaware in October 2001. Our executive offices are located at 2421 Mission College Blvd, Santa Clara, CA 95054, and our telephone number is (408) 980-4800. Our website address is www.datadomain.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Overview

Data Domain is a leading provider of storage solutions for backup and archive applications based on deduplication technology.  Data Domain deduplication storage systems are designed to deliver reliable, efficient, and cost-effective solutions that enable enterprises of all sizes to manage, retain and protect their data.

We believe offering a simple-to-manage deduplication storage product family supporting both high throughput for backup/restore and adaptability to other nearline applications, such as archiving, provides the application independent, consolidative infrastructure required for enterprise data protection storage. In addition to our storage systems, we provide global product support as well as software updates to customers that purchase a support and services contract, and we offer professional services.

Our products and services are designed to meet the demands of data protection for enterprise backup and archive applications.  To this end, we work with leading application providers such as Symantec Corporation and F5 Networks to help ensure reliable, high performance joint deployments.  To meet the needs of backup applications and disaster recovery, our systems must have high throughput to meet backup windows and sophisticated wide area network, or WAN, replication options.  To meet the needs of file archiving, our products must support many millions of files and offer specialized features such as deduplicated snapshots and governance-oriented file locking.  For both requirements, we believe the simplifying nature of our inline deduplication technology and plug-in appliances makes our products cost effective and easy to manage.

We shipped the world’s first inline deduplication storage appliance in 2004. Since then, we have brought to market many significant innovations and industry firsts in deduplication storage and data management. We have grown to over 800 employees as of February 2009, with operations in over 25 countries around the world.

Data Domain Products

Data Domain offers a family of products to meet the backup and nearline storage needs of enterprises of all sizes as they seek to reduce costs, simplify data management and enhance their return on existing information technology, or IT, infrastructure assets.

Data Domain Operating System (DD OS) Software

Our systems are based on our operating system, or DD OS, which is optimized for data protection and disaster recovery and supports network attached storage, or NAS, virtual tape library, or VTL, and Symantec NetBackup OpenStorage, or OST, environments.   DD OS is designed to address protection storage requirements with lower operating costs, ease of use, high performance, reliability and compatibility with all leading enterprise backup and archiving applications for seamless integration into existing IT infrastructures.

Systems

We offer a family of deduplication storage systems for backup, archive and other nearline applications. Our systems are modular and scalable and can be purchased in a variety of configurations of storage capacity and performance.  Our DD500 and DD600 series of fabric-attached enterprise storage systems are designed to consolidate backup and archive data in central locations using standard connection fabrics: Ethernet (1 and 10 GB) and FibreChannel.  Our systems are designed for high-performance data access for datacenters as well as remote office backup and disaster protection. All of our systems run the highly efficient DD OS. Customers can augment the storage capacity of our higher end systems with expansion storage.  Our systems also can be combined together in an array configuration to reach higher levels of capacity and throughput.  For customers that want to utilize their existing excess storage capacity, we offer versions of our systems without internal storage.

Software Options

In addition to DD OS, which comes standard with all Data Domain systems and includes support for the Network File System (NFS) and Common Internet File System (CIFS) access protocols, additional software options are available. These include:

•	Data Domain Virtual Tape Library (VTL) Software, which allows our systems to accept input from a Storage Array Network (SAN) fabric;
•	Data Domain OpenStorage (OST) Software, a custom interface for Symantec backup products, allowing greater speed and manageability;
•	Data Domain Retention Lock, providing additional file level locking support to support data archival compliance and governance requirements; and
•	Data Domain Replicator Software, which provides a variety of options for keeping pairs of systems synchronized across Wide Area Networks for disaster protection and multi-site coordination.

Data Domain Services

Our customers demand reliability of their storage infrastructure to ensure the successful, ongoing operation of their businesses. Data Domain services are designed with this in mind. We provide professional services, global support solutions and customer education and training to help customers effectively manage their backup and archive data.

Technology

The core elements of our technology and system architecture include:

•
Global CompressionTM—Our technology combines high performance deduplication with traditional data compression techniques. This approach identifies segments of data within an incoming data stream that are duplicates of segments already stored and instead of storing an additional redundant copy of these segments, stores only references to the previously stored segments. Traditional compression techniques then compress the remaining segments before the data is stored to disk. Our deduplication technology is more effective than traditional data compression techniques alone because it compares new incoming data with a much larger history of previously stored data. When used to deduplicate a single data set over 20 weeks of regular backup storage events, our appliances are designed to achieve a range of data compression of approximately 10x to 30x. The actual range of data compression obtained by our customers depends on the frequency of full backup events, the length of time backup data is retained and the redundancy of the backup data.

•
High-speed, Inline Deduplication—Our Stream-Informed Segment Layout, or SISL, technology performs deduplication at high speed with very few disk drives. Deduplication processes require comparison of new data to a very large amount of previously stored data. Typically, this comparison requires many disk accesses to compare incoming new data to old data, a process that is relatively slow, expensive to provide and/or difficult to manage. Our appliances utilize proprietary technology to perform deduplication inline, or prior to storing to disk, at high speed. SISL completes a substantial portion of the deduplication process while using a small amount of random access memory, or RAM, thereby minimizing the need for access to disk and increasing the speed of the backup and restore processes. Because SISL is CPU-centric in its design, our products’ throughput increases with improvements in CPU technology. Our current highest performance product, the DD690, is more than 10x faster than our first generation products from 2004, and it uses the same class of Intel-based controller. Also, because our technology filters redundant segments before writing to disk, and replicates backup data shortly after writing, copies of data at remote sites can be kept up-to-date.

•
Data Invulnerability Architecture—Our technology provides advanced levels of data protection that are designed to ensure that backup data is accurate and recoverable. Most disk-based storage systems have been optimized for rapid transaction processing. However, our appliances are designed to be the storage of last resort. Our appliances incorporate end-to-end data consistency, integrity verification and error correction technologies at the file system level. For example, after every backup event, our technology confirms that all data written is consistent and accurate. Additionally, our appliances can sustain multiple simultaneous disk failures without data loss, a significant benefit over many VTL products that can lose data when more than one disk in an array fails. We have introduced point-in-time snapshots that can allow images which have been deleted by operator error to be recovered.

•
Replication—Our Replicator software transfers deduplicated and compressed information over a network during the backup process. This process can be employed in a variety of common network types and requires less bandwidth, time and cost than traditional replication methods, making WAN vaulting economically and operationally feasible.

•
Nearline and Archive—Our file system software includes technologies and features developed to support nearline and archive applications.  Such applications accumulate large numbers of objects over long periods of time and reach object totals that surpass the capabilities of conventional file systems.  The directory structure in the DD OS file system is stored in a custom database that has the potential to scale to billions of objects and so accommodate the needs of archive applications.  Larger Data Domain systems today already support tens of millions of objects.  The file system also supports a Retention Lock capability that allows the user  or application to lock a file to ensure that it is not modified or deleted.  This capability ensures the integrity of the archived data against program or operator error and users attempting to tamper with files via the data access protocols.

•
Adaptable Design—Each of our appliances incorporates industry standard components, which simplifies the procurement, assembly and support of our appliances. Furthermore, our appliances are easy to install, are compatible with the leading backup and archive software applications and file virtualization systems and work with both Ethernet and Fibre Channel-based networks

Customer Support

We offer tiered customer support programs through the sale of support and services contracts. Customers that purchase a support and services contract are granted rights to accelerated shipment of replacement parts, onsite hardware repair and support, and software updates and maintenance releases that become available during the support period. Our support and services contracts are typically offered for periods of one to three years. We offer product support to all of our customers, including those customers who purchase our appliances through our channel partners.

Substantially all of our support personnel are based in Santa Clara, California, and the Research Triangle Park area in Raleigh, North Carolina. Customer support personnel are available 24 hours per day, seven days per week. Our appliances include an active monitoring system that automatically notifies us of support problems we detect, enabling us to address customer problems more quickly. In addition, some of our international channel partners offer primary support for the appliances they sell to customers. We also subcontract with a third party, Glasshouse, Inc., or Glasshouse, to provide onsite hardware repair and replacement services for the substantial majority of our customers that have purchased a support and services contract from us. For each such covered customer, we purchase a support contract from Glasshouse. Our master agreement with Glasshouse has a three-year term ending in June 2010, except that after the initial 12 months, which ended in June 2008, either party may terminate the agreement by providing the other party with 90 days’ prior written notice.

Principal Markets and Distribution Channels and Marketing

We market and sell our products in numerous countries throughout the world.  Our diversified customer base represents a number of large segments and vertical markets. We focus primarily on the enterprise backup storage and WAN replication markets, offering a variety of systems for datacenters and remote offices. We have also expanded into the nearline and archive markets, bringing us into parts of the data center in which we have not previously competed.

We employ a multi-channel distribution strategy, selling products and services to end users through channel partners and our direct sales force. Our channel partners include value-added resellers, system integrators and distributors. We have over 450 channel partners that help market and sell our appliances, typically with the assistance of our direct sales force. Our direct sales force is responsible for managing and overseeing indirect sales within our geographic territories, including North America, Europe, Asia-Pacific and Japan. This joint sales approach combines the benefit of our having relationships with substantially all of our customer accounts with the reach and relationships of our channel partners, especially internationally. We intend to expand these channel partner relationships in the future to further extend our distribution coverage.

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

Customers

As of December 31, 2008, the total number of customers that had purchased our appliances since inception was approximately 2,900 customers worldwide from a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. During the years ended December 31, 2008, 2007 and 2006, no single customer accounted for 10% or more of our total revenue. See Note 11 of “Notes to Consolidated Financial Statements” for more information regarding the geographic distribution of our customers.

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

Research and Development

Continued investment in research and development is critical to our business. We have assembled a team of skilled engineers with extensive experience in the fields of computing, storage, network system design, internet routing protocols and embedded software. These individuals have extensive prior experience with many leading digital storage and computer data networking companies. We have invested significant time and financial resources in the development of our storage appliances and our Global Compression technology. Our research and development activities take place at our corporate headquarters in Santa Clara, California, a facility in Princeton, New Jersey that opened in 2007 and a facility in the Research Triangle Park area in Raleigh, North Carolina that opened in 2008. We intend to dedicate significant research and development resources to continue to improve the performance and features of our deduplication storage solution and to expand our product offerings to address other segments of the enterprise storage market.

Research and development expenses were $41.0 million, $23.5 million and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Manufacturing

We outsource the manufacturing, assembly, testing, packaging and shipping of our appliances to Flextronics International, or Flextronics. We rely on Flextronics to procure a majority of the components for our appliances. We work closely with Flextronics in an effort to ensure that we have a supply of components sufficient to satisfy our product delivery schedule and to oversee the manufacturing process and quality control.

We provide purchase orders for finished goods inventory to Flextronics on a monthly basis. The product mix and volume of the order is adjusted each month based on anticipated demand and actual sales and shipments in prior periods. Because different configurations of our appliances use industry standard components, Flextronics is more easily able to respond to changes in our product mix without significant delay or increased costs. Flextronics is currently our only contract manufacturer, and our agreement with Flextronics has a one-year term that is subject to automatic extensions in one-year increments absent notice of termination by either party.  This agreement is terminable at any time by either party with 90 days’ notice.

We purchase our capacity expansion shelves from Xyratex Technology Limited pursuant to an agreement that has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances.

Availability of Raw Materials and Components

Our production processes require raw materials and components that meet exacting standards, including a few that are customized for us. We generally have a few sources of supply of components, a number of which we acquire from only a single source on which we are dependent. Various factors could reduce the availability of raw materials and components such as memory, microprocessors, disk drives, shelving and other materials.  Shortages of supply may occur from time to time and lead times for the supply of raw materials and components may be extended.  If our supply of raw materials and components is interrupted, or lead times are extended, our results of operations could be harmed.

Competition

The market for our products is highly competitive and is driven by rapidly changing technology. In addition to competing with traditional providers of tape-based storage systems, such as Sun Microsystems, Inc., or Sun Microsystems, and Quantum Corporation, we compete with other established storage companies such as EMC Corporation, or EMC, and NetApp, Inc., or NetApp, and to a lesser extent Hitachi Data Systems Corporation, or HDS, Hewlett-Packard Company, or HP, and International Business Machines Corporation, or IBM, that offer a variety of different protection storage products and products that address classes of nearline applications. Some of our competitors sell, or have announced plans to sell, deduplication storage products that compete directly with our appliances. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with WAN acceleration and backup software providers that incorporate deduplication capabilities in their products.

We believe the principal factors on which our products compete are as follows:
•	product features and enhancements, including ease of implementation and use, performance, scalability, reliability, replication and multi-protocol support;
•	product pricing and total cost of ownership;
•	product interoperability with customer networks and backup software;
•	global sales and distribution capability;
•	ability to take advantage of improvements in industry standard components; and
•	customer support and services.

We believe that our technologies, which enable enterprises to dramatically compress data in their protection storage environments, store data cost effectively and with high reliability, use existing networks for data recovery and accomplish each of the foregoing with minimal disruption to existing storage infrastructures, provide us with significant competitive advantages. In addition, our appliances have been purchased by approximately 2,900 customers since inception, which represent a significant installed base of existing customers and provide us with a significant number of reference accounts, better enabling us to market and sell additional appliances and other product offerings to new customers. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing and other resources than we have. Our competitors may offer to sell their products at more attractive prices than we offer, and potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. Some of our competitors have also entered into relationships with original equipment manufacturers, or OEMs, that could provide those competitors with sales, marketing, distribution and other advantages.

Intellectual Property

Our future success as a company will depend in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. Our registered trademark in the United States is Data Domain.

Our issued patents will begin to expire in 2023. We have also entered into a non-exclusive patent cross-license agreement with Quantum Corporation, or Quantum, that provides each party and its controlled affiliates with a license to certain patents held by the other party. As a result of this patent cross-license agreement, we have a license to Quantum’s significant portfolio of current and future patents that are or may be issued or applied for (or otherwise entitled to a priority date) on or prior to January 1, 2012 and that relate to or are useful with respect to data transmission and/or data storage, excluding claims specific to tape or tape-based systems. Under the terms of the agreement, Quantum and its controlled affiliates have a license to our current and future patents that relate to or are useful with respect to data transmission or data storage and that are or may be issued or applied for (or otherwise entitled to a priority date) on or prior to January 1, 2012.

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

Employees

As of December 31, 2008, we had 777 employees in offices around the world, of which 636 were in the United States. Of the total employees, 434 were engaged in sales and marketing, 182 in research and development and 161 in general and administration, support and services and operations. None of our employees is represented by a labor union, and we consider current employee relations to be good.

Item 1A.	Risk Factors

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Recent turmoil in the financial markets and the global economic recession has adversely affected and may continue to adversely affect our industry, business and gross margins.

The U.S. and world economic markets are undergoing a recession, and the future economic environment may continue to be significantly less favorable than that of recent years. Our business depends on the overall demand for information technology, in particular for deduplication storage appliances for backup storage and network-based disaster recovery. Information technology spending has historically declined with worsening general economic and market conditions and we believe the current recession has already caused our customers to significantly reduce or delay their information technology purchases and that these reductions and delays have negatively impacted demand for our products and services and our business.  If the U.S. and global recession continues to worsen, and the U.S. and world economies remain depressed for an extended period of time, or if our customers believe such a downturn will continue for the foreseeable future or become more severe, then our customers may continue to significantly reduce their information technology budgets and may decrease their demand for our products and services.

    As a result of this economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations. Currency fluctuations relating to the financial crisis could also negatively affect our international customers’ ability or desire to purchase our products. In addition, continued weakness in the economy could cause some of our resellers and other customers to become illiquid, delay payments or adversely affect our collection on their accounts, any of which would result in a higher level of bad debt expense. In February 2009, one of our resellers filed for Chapter 11 bankruptcy.  As of December 31, 2008, we had a trade receivable of $1.1 million, from this reseller, for which we have not recorded an allowance.  As part of the bankruptcy proceeding, a primary investor in this reseller has agreed to purchase the assets and assume certain liabilities of this reseller in its efforts to recapitalize the reseller.  Specifically, this investor  has filed a statement with the bankruptcy court of its intention to assume the $1.1 million liability payable to us.  This asset purchase agreement is subject to the final approval of the bankruptcy court, and if the asset purchase is not completed, all or a portion of this amount due us may be uncollectible and require a recognition of bad debt expense.  We have continued to ship product to this reseller in the first quarter of 2009 upon the receipt of cash prior to shipment.

The global economic recession may not only cause our customers to significantly reduce or delay their information technology budgets, which would negatively impact demand for our products and services, but may also result in:

•
increased price competition for our products, not only from our competitors, but also as a result of our customer’s or potential customer’s utilization of inventoried or underutilized products, which could put additional pressure on our near term gross profits;

•	risk of excess or obsolete inventories;

•	excess manufacturing capacity and higher associated overhead costs as a percentage of revenue; and

•	more limited ability to accurately forecast our business and future financial performance.

The lack of liquidity and economic slowdown may also adversely affect our suppliers, including those on whom we are dependent as sole source suppliers, and their liquidity, and the availability of, and/or terms and conditions on which we purchase their products and services. Any of these events could limit our ability to obtain necessary products and services, including components for our products, contract manufacturing services from our contract manufacturer, and break-fix services from our break-fix services supplier, and could adversely impact our supply chain or the delivery schedule to our customers. This also could require us to purchase more expensive components, or re-design systems, or find new suppliers of manufacturing or break-fix services, any of which could increase the cost of our systems and support and delay the manufacturing and delivery of our systems or negatively impact the performance or quality of our products and services. Such events would likely negatively impact our business and gross margins and harm our reputation and our customer relationships.

As a result of the recession, we may face new risks that we have not yet identified. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration.

We face significant competition and expect this competition to intensify, which could prevent us from increasing our revenue, reduce our gross margins and result in the loss of market share.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies have introduced and may in the future introduce new products in the same markets we serve or intend to enter. New competitive offerings have been recently announced or introduced in our marketplace by our competitors EMC, HP and IBM, and we anticipate additional offerings by our competitors may be announced or introduced in 2009. Competition in the past has resulted in pricing pressure on our products and services, and we anticipate that pricing pressure will increase in the future. Competition has in some instances resulted in a negative impact on the length of our sales cycle, and we may experience longer sales cycles in future periods due to increased competition. In particular, if a large number of orders, or a large dollar value order, is delayed or cancelled, our financial results may be harmed. Competition may result in reduced gross margins for our appliances, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

Competitive products may have better performance, lower prices and broader acceptance than our appliances. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Potential customers may prefer to purchase from their existing vendors rather than a new vendor regardless of product performance or features. In addition, our competitors may be able to bundle products and services that we do not offer together with products that compete with ours at a combined price that is more attractive than the price we charge for our appliances. Currently, we face competition from traditional providers of tape-based storage systems such as Sun Microsystems and Quantum Corporation as well as a number of established storage companies that offer a variety of different disk-based storage products, including EMC and NetApp and, to a lesser extent, HDS, HP and IBM. Some of our competitors sell, or have announced plans to sell, deduplication storage products that compete directly with our appliances, and additional competitors may introduce deduplication storage products in the future. Pursuant to a cross-license agreement with Quantum, we have licensed our current, and certain future, patents relating to data storage or data transmission, which could assist Quantum in competing with us. We also compete with a number of emerging hardware and software companies that may become more significant competitors in the future. In addition, at the low-end of our product line, we may compete with WAN acceleration and backup software providers that incorporate deduplication capabilities in their products.

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

We derive all of our revenue from sales of a single line of deduplication storage systems and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competing technologies and products, the impact of the continuing weakening of U.S. and global economic conditions, decreases or delays in corporate spending for information technologies, product obsolescence, lack of customer acceptance, technological change, customer budgetary constraints or other factors. If demand for our systems does not continue to grow, our business, results of operations and financial condition would be harmed.

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short-term investments and suffer a reduction in our interest or return on investments.

We invest our cash and cash equivalents and short-term investments pursuant to our investment policy in cash, money market funds, commercial paper, corporate bonds and U.S. government agency securities, and we actively manage our portfolio with an objective of capital preservation. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the continuing deterioration of global economic conditions. To date, we have determined that any declines in the market value of our short-term investments have been temporary. There could be future declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our short-term investments portfolio has a relatively short duration consistent with our policy of principle preservation. As a consequence, our interest income is significantly affected from period to period by the level of short term interest rates in effect during each period.  During the fourth quarter of 2008, these rates were under significant downward pressure, and it is likely we will experience a significant diminution in interest income during the first quarter of 2009, and until short-term interest rates increase.

At December 31, 2008, we had $31.0 million of principal in auction-rate securities, valued at $26.1 million. In January 2008, these securities, which consist of AAA-rated, taxable municipal debt obligations, had auctioned successfully. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As of December 31, 2008, we classified these auction-rate securities as long-term investments, and have reclassified these securities from available-for-sale to trading, which resulted in a recognized loss of $4.9 million          in our Statement of Operations. In November 2008, we signed a broad-based settlement proposal from UBS AG, or UBS, in which we have the right to sell the securities back to affiliates of UBS (the "put option") at par value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. The affiliates of UBS will retain the right to sell our auction-rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale.  We will continue to monitor these investments going forward.

We expect to exercise our right, or put option, to sell our auction-rate securities under the UBS agreement. The put option was valued at $4.8 million and recorded in long-term investments with a corresponding credit to other income (expense), net. However, if we do not exercise the put option before July 2, 2012, this put option will expire and UBS will have no further rights or obligations to buy our auction-rate securities. As long as we hold our auction-rate securities, they will continue to accrue interest as determined by the auction process or the terms specified in the auction-rate securities if the auction process fails.

We experience quarterly fluctuations in our operating results due to a number of factors, which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

In the year ended December 31, 2008, we derived approximately 23% of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Changes in our provision for income taxes or adverse outcomes resulting from examinations of our income tax returns could adversely affect our results.

If our international revenues do not grow in absolute dollars and as a percentage of total revenues, then our effective tax rate will not meet our planning objectives and our profitability will be negatively impacted. Our provision for income taxes is also subject to volatility and could be adversely affected by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments; by tax effects of nondeductible compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. We anticipate future audits from various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these future potential audits may result in an adverse effect on our operating results and financial condition.

In addition, the recent turmoil in the financial markets, global recession, and change in U.S. federal administration could result in changes to the U.S. tax code and/or changes in the tax law and regulations applicable to Data Domain in the various jurisdiction around the world in which we operate with the effect of causing our effective tax rate to not meet our planning objectives and our profitability to be negatively impacted.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-denominated sales in Europe, UK, Canada, and Australia and nondollar-denominated operating expenses in Europe, Japan, Australia and Asia. Additionally, we have exposures for operating expenses to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars and other currencies, and a weakened dollar could increase the cost of local operating expenses.

We have a history of losses and we may not be able to sustain profitability in the future.

For the years ended December 31, 2008, 2007 and 2006, we recorded net income of approximately $21.6 million and net losses of $3.7 million and $4.0 million, respectively. As of December 31, 2008, our accumulated deficit was approximately $18.7 million, and despite the fact we achieved profitability in fiscal 2008, we might incur additional losses in future periods. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, which could be negatively impacted by deteriorating global economic conditions, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.  If we are not able to sustain profitability in the future, all or a portion of our net deferred tax assets may not be considered realizable, which could increase future income tax expense if we are required to establish a valuation allowance against our net deferred tax assets.

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

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the years ended December 31, 2008, 2007 and 2006, approximately 84%, 86% and 85%, respectively, of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we grow our organization. We have no minimum purchase commitments from any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may provide incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our appliances. Our channel partners may choose not to offer our appliances exclusively or at all. Establishing relationships with channel partners who have a history of selling our competitors’ products may also prove to be difficult. In addition, some of our channel partners are also competitors. Our failure to establish and maintain successful relationships with channel partners would seriously harm our business and operating results. The weak economic situation will place additional pressures on this channel model, since we may experience the failure of one or more of our resellers, potentially resulting in our inability to collect outstanding receivables from such resellers, and necessitating additional efforts on our part to replace such resellers in order to maintain access to the various markets around the globe

If we fail to manage growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further expansion of our operations and headcount will be required. For example, our headcount increased from 435 employees as of December 31, 2007 to 777 employees as of December 31, 2008. Our growth has placed, and any future growth will place, significant demands on our management, infrastructure and other resources.  To manage any future growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We  will also need to continue to improve our financial and management controls and reporting systems and procedures. We implemented new enterprise resource planning software for our finance and inventory management processes in October 2007, and we may in the future upgrade other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed.

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

Our capacity expansion shelves and the chassis for our DD 690 appliance are currently supplied exclusively by a single vendor, Xyratex Technology Limited, or Xyratex. Neither our agreement with Xyratex, nor any agreement between Flextronics and Xyratex, provides for specific quantities or inventory levels of expansion shelves or the DD 690 chassis. Instead, Flextronics provides purchase orders to Xyratex on a monthly basis based on purchase orders we place with Flextronics and our forecasts.  If Flextronics is unable to acquire the expansion shelves or DD 690 chassis from Xyratex for whatever reason, the manufacturing of our expansion shelves and DD 690 appliance could be interrupted and shipments could be delayed and revenue could be deferred or lost. Our agreement with Xyratex for expansion shelves has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances.

Our appliances depend on NVRAM cards that currently are only available from a single vendor, Curtiss-Wright Corporation. Neither we nor Flextronics has an agreement with Curtiss-Wright Corporation providing for specific quantities or inventory levels of NVRAM cards.  We or Flextronics order NVRAM cards under a standard purchase order arrangement with Curtiss-Wright Corporation or its distributor.

Our appliances depend on DiskOnModule (DOM) flash memory devices that are only available from a single vendor, PQI Corporation.  Neither we nor Flextronics has an agreement with PQI Corporation providing for specific quantities or inventory levels of NVRAM cards.  We or Flextronics order the PQI DOM under a standard purchase order arrangement with PQI Corporation or its distributor.

Our appliances depend on microprocessors that are only available from a single vendor, Intel Corporation, and certain of our products rely on motherboards that are only available from Intel.  Neither we nor Flextronics has an agreement with Intel providing for specific quantities or inventory levels of these components.  We or Flextronics order these components under a standard purchase order arrangement with Intel or its distributor.

We acquire the chassis used in our appliances other than the DD 690 from a single vendor, Super Micro Computer, Inc., or Super Micro.  Neither we nor Flextronics has an agreement with Super Micro providing for specific quantities or inventory levels of chassis.  We or Flextronics order chassis under a standard purchase order arrangement with Super Micro or its distributor.

Significant time and effort would be required to locate new vendors for any of the foregoing components, if available at all, to qualify replacement components or to develop our appliances using alternative suppliers. The unavailability of any of these or other necessary components could delay or prevent us from shipping our appliances. Component suppliers may be vulnerable to pressure from large purchasers of their products, who may be competitors of ours, to allocate available component supplies to them.  The global recession may also adversely affect our suppliers, including those on whom we are dependent as sole source suppliers, and their liquidity, and the availability of, and/or terms and conditions on which we purchase, their products and services. In addition, increased demand generally by third parties for the components we use in our appliances may lead to decreased availability and higher prices for those components. Further, we are dependent in some instances upon these sole source suppliers for support of their products, and for new product introductions, and we are subject to their end of life practices, including timing of product end of life, post end of life support, and last time buy notice, availability and pricing.

If we experience shortages in components that we use in our appliances, or do not accurately predict the availability of and demand for such components, or if new product introductions by our suppliers do not meet our expectations for timing, availability, functionality/performance, quality or price, then our business and gross margins could be negatively impacted, and our reputation and customer relationships could be harmed.

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

We rely on a single third party to provide onsite hardware and repair and replacement services to a substantial majority of our customers, and any disruption to the availability of those services or their quality could harm our business.

We subcontract with a third party, Glasshouse, Inc., or Glasshouse, to provide onsite hardware repair and replacement services for the substantial majority of our customers that have purchased a support and services contract from us. For each such covered customer, we purchase a support contract from Glasshouse. Our master agreement with Glasshouse has a three-year term ending in June 2010, except that after the initial 12 months, which ended in June 2008, either party may terminate the agreement by providing the other party with 90 days’ prior written notice. We may not be able to effectively manage our relationship with Glasshouse, and Glasshouse may not meet our future requirements for high quality, timely delivery of services. Although the break fix services performed by Glasshouse may be readily available from a number of other established suppliers, it could be time consuming and costly to qualify and implement a new supplier. If Glasshouse suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its services, or if we have to change or add additional service providers, our ability to deliver high quality and timely break fix services to our customers could be delayed and our business and gross margins could be negatively impacted, and our reputation and customer relationships could be harmed.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business will suffer.

The market in which we currently operate is rapidly developing. We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either in a timely manner or at all. Our business depends upon the introduction of successive new generations of products with improved performance, capacity and functionality. We anticipate that for future product introductions we will be required to establish new relationships with original design manufacturers (ODMs) and other suppliers on whom we will be dependent for design services, component supplies, manufacturing and support.  Establishing new suppliers can be time consuming and costly, and new designs and new suppliers present risks of delay, costs, functionality/performance, quality and availability. If we fail to introduce successive new generations of products with improved the performance, capacity and functionality, and/or fail to successfully establish relationships with (ODMs) and other suppliers on whom we will be dependent for achieving our objectives, then our business and gross margins could be negatively impacted. We also may not be able to develop our products in a manner that enables us to successfully address the needs of other parts of the enterprise storage market. For example, we have recently introduced products for classes of applications other than backup and disaster recovery. These nearline classes of applications, such as archival storage and fixed-content data storage, manage largely static files and benefit from the fast storage and retrieval of disk-based systems, but do not require the performance characteristics of primary storage. Our failure to extend our deduplication technology into these nearline applications, particularly if our competitors are able to do so, could harm our business. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would harm our business.

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

If we elect to discount our support and services pricing or otherwise introduce significant variability in our support and services arrangements, this variability may require us to defer the recognition of revenue from sales of our appliances. We recognize revenue for our appliances using the residual method as allowed by the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9. Under this method, in order to recognize product revenue upon shipment, we must establish sufficient evidence, which is referred to as vendor specific objective evidence, or VSOE, of fair value of our undelivered support and services. We have established VSOE of fair value of our support and services based on the price charged when support and services are sold separately. If we are required to change the pricing of support and services through discounting, or otherwise introduce variability in the pricing of support and services on certain transactions to attract or retain customers, we may be unable to maintain VSOE of the fair value of support and services for similar types of transactions. As a result, we could be required to defer all revenue for these transactions and recognize revenue ratably over the term of the related support and services contracts, which is typically one to three years. If this were to occur, our revenue would decline and our operating results would be negatively impacted.

Our appliances handle mission-critical data for our customers and are highly technical in nature. If customer data is lost or corrupted, or our appliances contain software errors or hardware defects, we could have product liability exposure and our reputation and business could be harmed.

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by fabricators that are no longer supplying parts for use in our appliances. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. We accrued an additional $450,000 in the third quarter of  2007 to expand this program for additional circuit boards used in some of our appliances. During the second quarter of  2008, we recorded an additional charge of $25,000 as we revised our estimate of the costs of the replacement program. These estimates were based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of December 31, 2008, we had incurred approximately $1.6 million of costs associated with these field replacement programs and $68,000 remained in accrued liabilities to cover future costs for the units potentially affected. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be negatively impacted. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

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

The U.S. government has become an important customer for us.  Government agencies are subject to budgetary processes and expenditure constraints, which constraints could increase due to current economic conditions, that could lead to delays or decreased capital expenditures in information technology spending on infrastructures. If the U.S. government or individual agencies within the U.S. government reduce or shift their capital spending pattern, our financial results may be harmed.  Our sales to the U.S. government may involve longer sales cycles than is typical of our non-government customers, increasing the likelihood that an order may not occur in the quarter in which we had anticipated the sale, if at all.  In addition, our sales to the U.S. government require us to comply with U.S. laws applicable to enterprises and products that are offered for sale to the U.S. government.  Any failure by us to comply with and manage these obligations could result in a reduction or delay in sales to the U.S government, or result in fines and penalties.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. We performed, under the supervision and with the participation of our management, system and process evaluations and testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and our management reported that our internal control over financial reporting was effective as of December 31, 2008. However, if in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to investigations or sanctions by the SEC, the NASDAQ Stock Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

If we are unable to protect our intellectual property rights, our competitive position could be harmed, and we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even issued patents may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we have entered into a cross-license agreement with Quantum, a competitor of ours, that provides Quantum and its controlled affiliates a license to our current and future patents that relate to or are useful with respect to data transmission or data storage and that are or may be issued or applied for (or otherwise entitled to a priority date) on or prior to January 1, 2012. As a result of this agreement, we will not be able to assert our existing patent rights and many or all of our future patent rights against Quantum or its controlled affiliates for the foreseeable future, and Quantum has certain rights to assign this license to an acquirer of Quantum. It is also possible that we may find it necessary or advantageous to enter into similar cross licenses in the future with other actual or potential competitors.

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

Third parties may also assert infringement claims relating to our appliances against our customers and channel partners. Any of these claims may require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally are obligated to indemnify our channel partners and our customers, from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages to, or on behalf of, our customers or channel partners, which could seriously harm our business.

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

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the year ended December 31, 2008, our research and development expenses were $41.0 million, or approximately 15% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

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

Our corporate headquarters are currently located at 2421 Mission College Blvd., Santa Clara, California 95054. We lease approximately 200,000 square feet of office space at this building and an adjacent office building pursuant to leases that expire in October 31, 2017 and June 30, 2018, respectively. We believe these facilities will accommodate our needs for the foreseeable future. We lease a research and development facility that is 9,088 square feet in Raleigh, North Carolina, which expires in December 2009. We also maintain sales offices in multiple locations in the United States and internationally.

Item 3.	Legal Proceedings

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending legal proceedings, the outcome of which will have a material adverse effect on our results of operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business, or otherwise, will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A.    Executive Officers of the Registrant

Our executive officers, and their ages and positions as of  March 11, 2009, are set forth below:

Name	Age	Position
Frank Slootman	50	President and Chief Executive Officer
Michael P. Scarpelli	42	Senior Vice President and Chief Financial Officer
Nick Bacica	55	Senior Vice President of Operations
Daniel R. McGee	49	Senior Vice President of Engineering
David L. Schneider	40	Senior Vice President of Worldwide Sales

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

Nick Bacica joined us as our Vice President of Operations in November 2008 and was promoted to Senior Vice President of Operations in January 2009. From 2004 to 2008, Mr. Bacica was Vice President of Operations at Azul Systems, a global provider of enterprise server appliances. From 2001 to 2004, Mr. Bacica served as Senior Vice President of World-Wide Operations for Brocade Communications Systems. From 1997 to 2001, Mr. Bacica served as Director of Global Transformation at Cisco Systems, Inc. Mr. Bacica has also held senior level positions at Apple Computer, Burroughs Corporation and Xerox Corporation. Mr. Bacica attended East Texas State University.

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

Market for Common Stock

Our common stock traded on The NASDAQ Global Market under the symbol “DDUP” from June 27, 2007, the date of our initial public offering, through January 1, 2009, and has traded on The NASDAQ Global Select Market since January 2, 2009. Prior to our initial public offering, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by The NASDAQ Global Market.

	High	Low
Year Ended December 31, 2008
First quarter	$26.49	$18.93
Second quarter	$25.16	$20.00
Third quarter	$23.93	$19.30
Fourth quarter	$22.46	$14.83
Year Ended December 31, 2007
Second Quarter (from June 27, 2007)	$25.40	$19.94
Third Quarter	$32.73	$21.47
Fourth Quarter	$41.14	$23.86

Stock Price Performance Graph

The graph below matches the cumulative 18-month total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Computer index and a customized peer group of seven companies that consists of: 3Par Inc., Commvault Systems Inc., EMC Corp., Isilon Systems Inc., NetApp, Inc., Quantum Corp. and Riverbed Technology Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on June 27, 2007 and tracks it through December 31, 2008.

	6/27/07	9/07	12/07	3/08	6/08	9/08	12/08
Data Domain, Inc.	100.00	124.05	105.57	95.39	93.51	89.26	75.35
Nasdaq Composite	100.00	104.21	101.53	87.25	88.15	78.22	59.15
Nasdaq Computer	100.00	105.28	109.69	87.54	91.70	78.21	58.49
Peer Group	100.00	106.71	94.45	72.27	74.57	61.22	52.61

The stock price performance included in this graph is not necessarily indicative of future stock price performance. We believe that a number of factors may cause the market price of our common stock to fluctuate significantly. Please see “Item 1A- Risk Factors.”

Holders of Record

As of March 11, 2009, there were 94 stockholders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock nor do we intend in the foreseeable future to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of 2008.

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

We derived the selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report. We derived the selected consolidated financial data for the years ended December 31, 2005 and 2004 and as of December 31, 2006 and 2005 from our audited consolidated financial statements and related notes which are not included in this Annual Report. We derived the selected consolidated financial data as of December 31, 2004 from our unaudited consolidated financial statements which are not included in this Annual Report. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Total revenue	$274,085	$123,622	$46,434	$8,121	$779
Total cost of revenue (1)	76,180	35,901	14,523	5,170	1,424
Gross profit (loss)	197,905	87,721	31,911	2,951	(645)
Operating expenses:
Sales and marketing (1)	115,817	60,441	20,252	9,495	4,177
Research and development (1)	41,039	23,463	10,447	6,450	4,454
General and administrative (1)	24,239	11,006	2,831	1,039	739
Settlement expense	—	—	2,919	—	—
Total operating expenses	181,095	94,910	36,449	16,984	9,370
Operating income (loss)	16,810	(7,189)	(4,538)	(14,033)	(10,015)
Total other income, net	4,788	4,022	723	283	189
Income (loss) before provision for income taxes	21,598	(3,167)	(3,815)	(13,750)	(9,826)
Provision for income taxes	5	493	211	33	2
Net income (loss)	$21,593	$(3,660)	$(4,026)	$(13,783)	$(9,828)
Net income (loss) per common share, basic	$0.37	$(0.12)	$(0.56)	$(2.38)	$(2.10)
Net income (loss) per common share, diluted	$0.33	$(0.12)	$(0.56)	$(2.38)	$(2.10)
Shares used in computing basic net income (loss) per share	58,254	31,482	7,128	5,801	4,672
Shares used in computing diluted net income (loss) per share	65,814	31,482	7,128	5,801	4,672
                    ______________________________
                    (1) Includes the following stock-based compensation:

	Year ended December 31,
(in thousands)	2008	2007	2006	2005	2004
Cost of revenue	$1,698	$507	$36	$4	$1
Sales and marketing	11,505	6,313	485	28	8
Research and development	5,504	2,981	558	47	15
General and administrative	4,677	2,250	212	17	11
Total stock-based compensation	$23,384	$12,051	$1,291	$96	$35

	December 31,
(in thousands)	2008	2007	2006	2005	2004
					(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$233,892	$207,136	$11,857	$12,505	$9,358
Working capital	232,996	203,688	12,856	9,692	8,233
Total assets	386,981	261,364	30,913	18,896	11,394
Other liabilities(2)	2,910	594	3,319	—	—
Mandatorily redeemable convertible preferred stock	—	—	41,514	41,309	26,273
Common stock and additional paid-in capital	295,564	248,078	3,049	1,542	1,293
Total stockholders’ equity (deficit)	276,884	207,862	(33,566)	(31,037)	(17,516)

                    ____________________________________________
                    (2) See Note 14 of the Notes to our Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of storage solutions for backup and archive applications based on deduplication technology.  Our deduplication storage systems are designed to deliver reliable, efficient, and cost-effective solutions that enable enterprises of all sizes to manage, retain and protect their data.

We believe offering a simple-to-manage deduplication storage product family supporting both high throughput for backup/restore and adaptability to other nearline applications, such as archiving, provides the application independent, consolidative infrastructure required for enterprise data protection storage. In addition to our storage systems, we provide global product support as well as software updates to customers that purchase a support and services contract, and we offer professional services.

Our products and services are designed to meet the demands of data protection for enterprise backup and archive applications.  To this end, we work with leading application providers such as Symantec Corporation and F5 Networks to help ensure reliable, high performance joint deployments. To meet the needs of backup applications and disaster recovery, our systems must have high throughput to meet backup windows and sophisticated wide area network, or WAN, replication options.  To meet the needs of file archiving, our products must support many millions of files and offer specialized features such as deduplicated snapshots and governance-oriented file locking.  For both requirements, we believe the simplifying nature of our inline deduplication technology and plug-in appliances makes our products cost effective and easy to manage.

We shipped the world’s first inline deduplication storage appliance in 2004. Since then, we have brought to market many significant innovations and industry firsts in deduplication storage and data management. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of December 31, 2008, the total number of customers that have purchased our appliances since inception was approximately 2,900 customers worldwide.

We are headquartered in Santa Clara, California. Our personnel are located throughout the United States and in numerous countries worldwide. We have grown to over 800 employees as of February 2009, with operations in over 25 countries around the world. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

We sell our appliances through a network of channel partners and through our direct sales force. In the year ended December 31, 2008, 2007 and 2006, approximately 84%, 86% and 85%, respectively, of our revenue was generated by sales through indirect channels. As of December 31, 2008, we had over 450 channel partners, and we expect that we will continue to sell a substantial majority of our appliances through our channel partners. We consider the development of indirect sales channels in domestic and international markets to be important to future revenue growth and widespread acceptance of our products. We intend to expand these channel partner relationships in the future to further extend our distribution coverage.

Growth of our product revenue will depend on our ability to attract new customers and to make additional sales to existing customers. Our growth will also depend on our ability to introduce and achieve market acceptance of new products with higher capacity and performance and new products designed to serve other sectors of the storage market beyond protection storage that we believe will benefit from deduplication technology. Revenue from existing customers increased as a percentage of total revenue, a trend we expect to generally continue. It is important to note, however, that our revenue, including our revenue from existing customers, may be impacted by the timing of large orders which tend to have a longer sales cycle and are more difficult to forecast. The recent downturn of the global economy could negatively impact the timing of these large orders and spending by our customers’ information technology, or IT, departments generally. We also expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 23%, 28% and 32% of our total revenue in the years ended December 31, 2008, 2007 and 2006, respectively. International revenue was 5% lower as a percentage of total revenue for fiscal 2008 compared with 2007 due to an increase in the number of larger transactions that we completed in North America, and because we expanded our sales force more quickly in North America. International revenue was 4% lower as a percentage of total revenue for fiscal 2007 compared with 2006 due to the higher growth rate of sales in North America as more new sales personnel were added and as they became productive more quickly in North America than elsewhere. Despite these year-over-year reductions in the percentage of our international revenue, over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue, as we add additional sales personnel and enhance our distribution channels internationally.  However, our international revenue will also be susceptible to any further deterioration in global economic conditions. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and the renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any year.

We intend to continue to hire in our sales and research and development organizations, with selective hiring across all other functional areas. We will also intend to continue to invest significantly in our direct marketing campaigns, both domestically and internationally, to drive customer lead generation, which we feel is a key component to position us for revenue growth.

Our ability to sustain profitability will be affected by the extent to which we incur additional expenses to expand our sales, marketing, product development and general and administrative capabilities. Personnel costs constitute the largest component of our operating expenses and include salaries, benefits, incentive compensation and stock-based compensation expense. We recognize that we may need to reduce our hiring plans to the extent we continue to be affected by the challenging global economy. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications and to ship our products to our international customers.

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

Revenue. Revenue is composed of product revenue, support and services revenue, and ratable products and related support and services revenue. Our product revenue is composed of sales of our appliances, which includes sales of expansion shelves that augment the internal storage of our appliances, and shipping charges. Our support and services revenue is derived from support and services contracts, which typically have a duration of one to three years, professional services and installation services. Ratable product and related support and services revenue is derived from pre-2006 arrangements in which product and support were bundled and no vendor specified objective evidence of fair value existed for the undelivered support and services. For those arrangements, we recognize the entire arrangement fee over the period of the related support and services contract. As of December 31, 2008, we had no remaining balance in deferred revenue related to ratable product and related support and services revenue.

Cost of Revenue. Cost of revenue is composed of cost of product revenue, cost of support and services revenue and cost of ratable products and related support and services revenue. Cost of product revenue consists primarily of the cost charged by our contract manufacturer to manufacture our appliances, the cost of expansion shelves charged by the original equipment manufacturer, shipping charges, warranty obligations, the amortization of evaluation units, overhead allocations, personnel-related costs, stock-based compensation and provisions for excess and obsolete inventory, if any. Cost of support and services revenue consists of salaries, related costs of customer support and professional services personnel, stock-based compensation, overhead allocations and any third-party costs we incur in order to provide hardware repair and replacement services. Cost of ratable product and related support and services revenue consists of hardware and support and services costs related to transactions recognized ratably.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including our appliance configuration mix, as our higher-capacity and higher-performance configurations tend to have higher gross margins; average selling prices of our appliances; the extent to which our revenue is composed of support and services and professional services revenue, which tend to have lower gross margins; new product introductions and enhancements; the cost of the components incorporated in our appliances; the cost of providing support and services; amortization of evaluation units; and the mix of direct sales and sales through our channel partners, which affects our average unit sales prices.

Operating Expenses. Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Employee-related costs, which include stock-based compensation expense, are the most significant component of each of these expense categories. We grew from 179 employees as of December 31, 2006 to 435 employees as of December 31, 2007 to 777 employees as of December 31, 2008. We expect to continue to hire new employees in order to position our company for continued growth, though we may need to reduce our hiring plans to the extent we continue to be affected by the challenging global economy. In any particular period, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue. We anticipate that our operating expenses will increase significantly in absolute dollar amounts.

•
Sales and Marketing—Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, stock-based compensation, employee sales commissions and marketing programs. We intend to continue to invest significantly in sales and marketing by increasing the number of sales and channel support personnel worldwide. We anticipate that sales and marketing expenses will increase in absolute dollars in fiscal year 2009, but remain relatively stable as a percentage of our total revenue, due to our plans to continue to expand our sales force, both domestically and internationally, and to make significant investments in our direct marketing campaigns. Hiring additional sales personnel reduces operating margins until the new sales personnel generate meaningful revenue.

•
Research and Development—Research and development expenses primarily include personnel costs, stock-based compensation, depreciation on lab equipment, costs of prototype equipment, quality assurance infrastructure depreciation, other related costs of quality assurance and overhead allocations. We expense research and development costs as incurred. Though we incur software development costs, the costs of software development that we incur after a product has reached technological feasibility are considered immaterial, and to date, we have not capitalized any such costs. We anticipate that research and development expenses as a percentage of our total revenue will remain relatively stable in fiscal year 2009, but expect that the absolute dollar amount will increase as we continue to invest in research, new product development and enhancements to our existing appliances and hire additional research and development personnel, particularly at our Research Triangle Park, North Carolina facility.

•
General and Administrative—General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, stock-based compensation and fees for professional services. Professional services consist of outside legal, tax and audit costs. We expect the absolute amount of our general and administrative expenses to increase in 2009 as we expand our finance function and incur additional costs associated with being a public company, but our aggregate general administrative expenses should remain relatively stable as a percentage of our total revenue.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income on cash and cash equivalents and short-term investment balances and foreign currency remeasurement gains or losses. We historically have invested our cash in money market funds, and we have invested the funds from our initial public offering, or IPO, that we completed in July 2007 and follow-on offering that we completed in December 2007 in a combination of commercial paper, corporate bonds, U.S. government agencies, money market funds and auction-rate securities.

Provision for Income Taxes. In the years ended December 31, 2008, 2007 and 2006, we recorded an income tax provision for both federal and California alternative minimum taxes, or AMT,  foreign taxes and other state income taxes.  Our provision for income taxes decreased $488,000 to $5,000 in the year ended December 31, 2008 from $493,000 in the year ended December 31, 2007. The income tax provision for the year ended December 31, 2008 was due to an income tax provision of $13.2 million, which was the result of increased profitability, non-deductible stock compensation benefits and increased state taxes mainly due to suspension of California net operating losses, mostly offset by an income tax benefit of $13.2 million resulting from a release of the deferred tax asset valuation allowance.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, warranty reserve, allowance for doubtful accounts, short and long-term investments and income taxes.

Revenue Recognition

Our software is integrated with industry standard components and is essential to the functionality of our appliances. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, or SOP 97-2, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon establishing an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess our ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met. Revenues are recorded net of customer returns which are estimated at the time of sale.

We recognize revenue for our appliances, which include multiple elements, using the residual method as allowed by SOP 98-9. Under this method, we allocate and defer revenue for the undelivered elements, which are generally support and services, including professional services and installation, based on fair value. We recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product revenue. The determination of fair value of the undelivered elements is based on the price charged when those elements are sold separately, which is referred to as vendor specific objective evidence of fair value, or VSOE.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123R. We recognize this expense on a straight-line basis over the optionees’ requisite service period, which is assumed to be the same as the vesting schedule of the options. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123R using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

For stock options granted prior to our IPO, we determined that it was not practicable to calculate the volatility of our share price because our securities were not publicly traded and therefore there was no readily determinable market value for our stock, we had limited information on our own past volatility, and we had a limited operating history. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, that we selected from market indices which we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated. Over time, once historical data and market trends become apparent, this information could change our estimates. A small change in the estimates used can result in a relatively large change in the estimated valuation.

Given the absence of an active market for our common stock prior to our IPO, our board of directors, taking into consideration the work of an independent valuation firm, determined the fair value of our common stock at each meeting in which grants were approved based on several factors, including valuation criteria and analysis, the preferential rights attributable to our then outstanding convertible preferred stock, developments in our business, the illiquid nature of our common stock and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company. Our board of directors made such determinations based on valuation criteria and analyses, the business, financial and venture capital experience of the individual directors and input from management.

If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense, net loss and net loss per share amounts could have been materially different. We believe that we used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, in determining the fair value of our common stock prior to our IPO for financial reporting purposes.

In December 2008, we began issuing restricted stock units, or RSUs, to employees. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite service period.

We recorded stock-based compensation expense of $23.4 million, $12.1 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to attract and retain employees and non-employee directors. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our estimated forfeiture rate for all periods is 5%. If the actual rate of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market value, or cost less accumulated amortization in the case of evaluation units. We ship evaluation units to enable some of our prospective customers to test our equipment prior to purchasing. We amortize evaluation inventory on a straight-line basis over the shorter of twelve months or until sold, commencing in the month the product goes into the evaluation inventory pool. The amortization expense is included in the cost of product revenue. If a unit is purchased, we record a sale in accordance with our revenue recognition policy. We assess the valuation of our inventory on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including in-warranty and out-of-warranty service requirements. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product revenue. During the year ended December 31, 2007, we incurred an expense of $264,000 for inventory write-downs related to our discontinuance of our 4xx products. Amortization of evaluation units was approximately $2.5 million, $2.6 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material. Spare parts are part of our warranty reserve accrual, and expensed against the accrual as purchased. As of December 31, 2008 and 2007, we had approximately $5.4 million and $2.9 million, respectively, in historical costs of spare parts inventory on hand that had been fully expensed. The increase in expenses related to spare parts reflects the increase in revenue and growth of our business and our installed base.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the customer for hardware and 90 days for software. Our warranty costs consist of the estimated labor and shipping costs for the warranty repair, as the hardware component costs are covered by our manufacturers’ warranties, and the estimated costs for spare parts on units sold. For existing products, the warranty reserve is based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product.

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an estimated charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. During the three months ended June 30, 2008, we recorded an additional charge of $25,000 as we revised our estimate of the costs of the replacement program. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by an alternate supplier. As of December 31, 2008, we had incurred approximately $1.6 million of costs associated with these field replacement programs and $68,000 remains in accrued liabilities to cover future costs for the units potentially affected. We believe our estimates and judgments for the replacement program are reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and financial review of the customer. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. To date, our accounts receivable write-offs have not been significant and the allowance for doubtful accounts has not been material.  In February 2009, one of our resellers filed for Chapter 11 bankruptcy.   As of December 31, 2008, we had a trade receivable of $1.1 million from this reseller, for which we have not recorded an allowance.  As part of the bankruptcy proceeding, a primary investor in this reseller has agreed to purchase the assets and assume certain liabilities of this reseller in its efforts to recapitalize the reseller.  Specifically,this investor  has filed a statement with the bankruptcy court of its intention to assume the $1.1 million liability payable to us.  This asset purchase agreement is subject to the final approval of the bankruptcy court, and  if the asset purchase is not completed, all or a portion of this amount due us may be uncollectible and require a recognition of bad debt expense.

Short-Term and Long-Term Investments

We have a short-term investment portfolio comprised of cash, money market funds, commercial paper, corporate bonds and U.S. government agency securities, and a long-term investment portfolio comprised of auction-rate securities, which we actively manage with an objective of capital preservation. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than our cost basis, auction success and failure rates, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current fair value and a realized loss equal to the decline is recorded, which could materially adversely affect our operating results of operations.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, with respect to only our financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

In the current market environment, the assessment of fair value of securities can be difficult and subjective. The volume of trading activity of certain securities has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty in determining fair value, as follows:

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

Instruments that are classified within Level 1 of the fair value hierarchy generally include most money market securities.  Determination of fair value for Level 1 instruments does not require significant judgment or estimation. Instruments that are classified within Level 2 of the fair value hierarchy generally include U.S. government agency securities, commercial paper and corporate bonds. We determine the fair values for these instruments using industry standard pricing services, data providers and other third-party sources.

Level 3 instruments consist of auction-rate securities whose underlying assets are generally student loans that are substantially backed by the federal governments. In February 2008, auctions began to fail for these securities and each auction since then has failed. In the absence of a liquid market to value these securities, the fair value of these auction-rate securities was determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. As of December 31, 2008, we had $31.0 million of principal valued at $26.1 million related to these auction-rate securities, or approximately 12% of our cash equivalents, short-term investment and long-term investment portfolio.

In November 2008, we signed a broad-based settlement proposal from UBS in which we have the right to sell the securities back to affiliates of UBS at par during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner (the "Put Option").  The affiliates of UBS will retain the right to sell our auction-rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale. See Note 2 of our Notes to the Consolidated Financial Statements.

The enforceability of this right results in a Put Option that is accounted for separately from the auction-rate securities. We elected to account for this put option at fair value under FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS 159. We valued the put option using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. Based on the discounted cash flow model, we determined the fair value of the put option to be $4.8 million. Any change in these assumptions and market conditions would affect the value of this put option. In connection with the put option, we reclassified our auction-rate securities from available-for-sale to trading securities. As a result of the reclassification of these securities to trading, we recorded a loss of $4.9 million in other income (expense), net. The transfer to trading securities reflects management’s intent to exercise the put option during the period June 30, 2010 to July 2, 2012.

    The value of the put option of $4.8 million is included in the Consolidated Balance Sheet as of December 31, 2008 as a long-term investment. The net effect of the recording of the put option and the realized loss on the auction-rate securities was a loss of $162,000, which was recorded in other income (expense), net in our Statement of Operations for the year ended December 31, 2008. We believe that subsequent changes in the value of the put option will largely offset the subsequent fair value movements of the auction-rate securities, subject to the continued expected performance by UBS of its obligations under the agreement

 Income Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in the current or subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will more likely than not be realized. We believe that we will more likely than not realize substantially all of the deferred tax assets recorded on our Consolidated Balance Sheet as of December 31, 2008. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, or FIN 48, and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effective settlement of audit issues, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Results of Operations

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Year ended December 31,
(in thousands except for percentages)	2008	2007	2006
Total revenue	$274,085	$123,622	$46,434
Total revenue by type:
Product	$232,712	$108,869	$36,884
Support and services	41,286	14,423	2,898
Ratable product and related support and services	87	330	6,652
% of revenue by type:
Product	85%	88%	79%
Support and services	15%	12%	6%
Ratable product and related support and services	—	—	15%
Total revenue by geography:
North America	$212,527	$89,003	$31,734
Europe, Africa, Middle East	43,355	26,026	12,210
Asia Pacific	18,203	8,593	2,490
% of revenue by geography:
North America	77%	72%	68%
Europe, Africa, Middle East	16%	21%	26%
Asia Pacific	7%	7%	6%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007:  For the year ended December 31, 2008, product revenue increased $123.8 million to $232.7 million from the $108.9 million reported for the year ended December 31, 2007.  This increase was due to an increase in the number of units sold to new and existing customers, facilitated by an increase of 190 in the number of sales and marketing personnel, the introduction of new and higher capacity products such as our DD690 and an increase in the number of our channel partners. The total number of customers that have purchased our products since inception increased from over 1,500 customers as of December 31, 2007 to over 2,900 as of  December 31, 2008. Our new products, principally our DD690, had higher average sales prices compared to our legacy products due to their higher capacity and higher performance.

For the year ended December 31, 2008, support and services revenue increased $26.9 million to $41.3 million from $14.4 million reported for the year ended December 31, 2007.  This increase was the result of increased product sales and, to a lesser extent, the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and service contracts when they purchase our appliances.

For the year ended December 31, 2008, ratable product and related support and services revenue decreased $243,000 to $87,000 from $330,000 reported for the year ended December 31, 2007. This decrease was the result of establishing VSOE of fair value for all support and services agreements in fiscal 2006. At December 31, 2008, we had no remaining balance in deferred revenue related to ratable product and related support and services revenue.

For the years ended December 31, 2008 and 2007, international revenue was 23% and 28%, respectively, of total revenue. Although revenue outside North America increased in the year ended December 31, 2008 in absolute amounts, total international revenue as a percentage of total revenue declined in 2008 compared with 2007 due to the higher growth rate of sales in North America as we expanded our sales force more quickly in North America than elsewhere. As we continue to expand into international locations and introduce our products in new markets, we expect international revenue to increase in absolute dollars and as a percentage of total revenue.

We expect to continue to release new products with higher capacity, higher performance and higher average selling prices.  In addition, as our customer base grows, we expect the proportion of revenue generated from support and services to increase over time, from both new contracts and renewals of existing contracts.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006: For the year ended December 31, 2007, product revenue increased $72.0 million to $108.9 million from $36.9 million in the year ended December 31, 2006. This increase was due to an increase in the number of units sold to new and existing customers, facilitated by an increase in the number of sales personnel, an increase in the number of our channel partners and the introduction of new products. The introduction of new products, principally our DD510, DD530, DD565 and the DD580 product lines, which have higher capacity and higher performance than our legacy products, were sold at higher average sales prices than our legacy products.

For the year ended December 31, 2007, support and services revenue increased $11.5 million to $14.4 million from $2.9 million in the year ended December 31, 2006. This increase was the result of increased product sales and, to a lesser extent, the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and service contracts when they purchase our appliances.

For the year ended December 31, 2007, ratable product and related support and services decreased $6.3 million to $330,000 from $6.7 million in the year ended December 31, 2006. This decrease was the result of establishing VSOE of fair value for all support and services agreements in fiscal 2006. At December 31, 2007, we had $83,000 in remaining deferred revenue related to ratable product and related support and services revenue.

International revenue was 28% and 32% of total revenue for the years ended December 31, 2007 and 2006, respectively. Although revenue outside North America increased in the year ended December 31, 2007 in absolute amounts, the percentage of total revenue it represented in such period declined compared with 2006 due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Total revenue	$274,085	$123,622	$46,434
Cost of product	61,133	30,646	11,059
Cost of support and services	15,042	5,152	1,873
Cost of ratable product and related support and services	5	103	1,591
Total cost of revenue	76,180	35,901	14,523
Gross profit	$197,905	$87,721	$31,911
Margin by type:
Product (as a percentage of product revenue)	74%	72%	70%
Support and services (as a percentage of support and services revenue)	64%	64%	35%
Ratable product and related support and services (as a percentage of ratable product and related support and services revenue)	95%	69%	76%
Total gross margin (as a percentage of total revenue)	72%	71%	69%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007: For the year ended December 31, 2008, cost of product revenue increased $30.5 million to $61.1 million from the $30.6 million reported for the year ended December 31, 2007. This increase was due to increased aggregate product costs associated with an increased volume of shipments of appliances to our customers, and, to a lesser extent, increased personnel costs. The increase was partially offset by lower warranty costs due to $1.6 million of charges recorded in the year ended December 31, 2007 for the field replacement program to replace a circuit board in some of our appliances.  To date, less than 1% of these circuit boards have experienced failures. In April 2007, we initiated this field replacement program in which we are offering to replace circuit boards that we believe are potentially affected with circuit boards manufactured by an alternate supplier, and we expanded this program in September 2007 for additional circuit boards used in some of our appliances. This warranty charge does not assume any recovery from our suppliers because any recovery is uncertain at this time. Salaries and employee-related benefits accounted for $1.6 million of the increase in cost of product revenue, and stock-based compensation accounted for $0.6 million of the increase. We expect the cost of product revenue to increase in fiscal year 2009 as we continue to hire in our operations group and due to an increase in product revenue.

For the year ended December 31, 2008, cost of support and services revenue increased $9.9 million to $15.0 million from $5.2 million in the year ended December 31, 2007. This increase was due to increases in installation costs and in the number of our support and services employees, which grew to 61 employees at December 31, 2008 from 24 employees at December 31, 2007. Salaries and employee-related benefits accounted for $3.3 million of the increase, stock-based compensation expense accounted for $0.6 million, and increased outside service costs accounted for $3.5 million. We expect the cost of support and services revenue to continue to increase in 2009 as our installed base continues to grow and we add additional support personnel.

For the year ended December 31, 2008, cost of ratable product and related support and services declined in line with the decline in ratable product and related support and services revenue.

For the year ended December 31, 2008, our gross margin increased 1% to 72% from 71% in the year ended December 31, 2007, due primarily to the increase in product margin from 72% to 74%. The increase in product margin was due to increased sales of higher capacity and higher performance products that have higher gross margins, cost reductions realized with respect to our products from increased sales volume and decreases in hardware costs.  Margins on support and services revenue were flat year over year. The gross margin for the year ended December 31, 2007 also included warranty costs associated with the field replacement program of $1.6 million.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006: For the year ended December 31, 2007, cost of product revenue increased $19.6 million to $30.7 million from $11.1 million in the year ended December 31, 2006. This increase was due to increased hardware costs associated with an increased number of shipments of appliances to our customers, as noted in the discussion of product revenue above, an increase in salaries and employee related benefits of $815,000 and an increase in stock-based compensation of $196,000. Also included in the increase for the year ended December 31, 2007 is a charge of $1.6 million for estimated warranty costs associated with a field replacement program for a circuit board used in our appliances.

For the year ended December 31, 2007, cost of support and services revenue increased $3.3 million to $5.2 million from $1.9 million in the year ended December 31, 2006. This increase was due to increases in our support personnel that increased our salary expense, recruiting and employee-related benefits by $1.1 million. Also contributing to the increase was stock-based compensation, which accounted for $275,000 of the increase, increased outside service costs of $939,000 related to support of our products from increased sales, and an increase in installation costs of $599,000.

For the year ended December 31, 2007, cost of ratable product and related support and services declined in line with the decline in ratable product and related support and services revenue.

For the year ended December 31, 2007, gross margin increased to 71% from 69% in the year ended December 31, 2006. The increase in gross margin was due to increased product margin from cost reductions realized with respect to our products from increased sales volume and decreases in hardware costs, increased sales of higher capacity and higher performance products that have higher gross margins, and increased margins on support and services revenue resulting from increased operational efficiency due to a larger installed base. These increases were partially offset by a provision on inventories of $264,000 and estimated warranty costs associated with the field replacement program of $1.6 million.

Sales and Marketing Expenses

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Sales and marketing expenses	$115,817	$60,441	$20,252
Percent of total revenue	42%	49%	44%
Headcount at year-end	434	244	90

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007: For the year ended December 31, 2008, sales and marketing expenses increased $55.4 million to $115.8 million from $60.4 million in the year ended December 31, 2007. This increase was primarily due to the increase in the number of sales and marketing employees, which grew to 434 employees at December 31, 2008 from 244 employees at December 31, 2007. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total revenue and the higher number of employees eligible to receive commissions, which are earned and recognized as expense on bookings. Salaries, employee-related benefits, fees for recruitment of new employees and commissions accounted for $34.8 million of the increase, stock-based compensation expense accounted for $5.1 million, costs related to the opening of new sales offices accounted for $1.0 million, and promotional, tradeshows and marketing costs accounted for $3.6 million of the increase. The remaining $10.9 million of the increase was primarily the result of increased travel and other costs associated with expanded domestic and international operations.

We anticipate that sales and marketing expenses will increase in absolute dollars in fiscal year 2009 due to our plans to continue to expand our sales force, both domestically and internationally, and to make significant investments in our direct marketing campaigns.  However, based upon our expectations of future revenue, we expect sales and marketing expenses will remain relatively stable as a percentage of our total revenue.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006: For the year ended December 31, 2007, sales and marketing expenses increased $40.2 million to $60.5 million from $20.3 million in the year ended December 31, 2006. This increase was due to an increase in the number of sales and marketing employees, which grew to 244 employees at December 31, 2007 from 90 employees at December 31, 2006, including the addition of approximately 50 sales and marketing employees associated with our international operations. Salaries, employee-related benefits, fees for recruitment of new employees and commissions accounted for $26.9 million, stock-based compensation expense accounted for $5.8 million, and promotional, tradeshows and marketing costs accounted for $2.1 million of the fiscal 2007 increase. The remaining $5.4 million of the increase was principally the result of increased costs from travel and costs associated with international operations.

Research and Development Expenses

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Research and development expenses	$41,039	$23,463	$10,447
Percent of total revenue	15%	19%	22%
Headcount at year-end	182	116	64

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007: For the year ended December 31, 2008, research and development expenses increased $17.6 million to $41.0 million from $23.5 million in the year ended December 31, 2007. The increase was the direct result of hiring additional personnel to drive new product introductions and broaden our product line. Salaries and employee-related benefits accounted for $8.4 million of the increase as the result of research and development headcount increasing to 182 employees at December 31, 2008 from 116 employees at December 31, 2007. Also contributing to the increase were increased expenses related to stock-based compensation of $2.5 million and depreciation on capitalized equipment used in our development lab of $1.3 million.

We anticipate that research and development expenses in absolute dollars will increase as we continue to invest in research, new product development and enhancements to our existing appliances and hire additional research and development personnel, particularly at our Research Triangle Park, North Carolina facility.  However, based upon our expectations of future revenue, we expect research and development expenses will remain relatively stable as a percentage of our total revenue.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006: For the year ended December 31, 2007, research and development expenses increased $13.0 million to $23.4 million from $10.4 million in the year ended December 31, 2006. Of the increase, salaries and employee-related benefits and recruiting costs accounted for $7.9 million, as the result of research and development headcount increasing to 116 employees at December 31, 2007 from 64 employees at December 31, 2006. Increased expenses related to cost of consultants accounted for $756,000, stock-based compensation accounted for $2.4 million and facility-related costs for equipment and depreciation on capitalized equipment accounted for $829,000 of the increase.

General and Administrative Expenses

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
General and administrative expenses	$24,239	$11,006	$2,831
Percent of total revenue	9%	9%	6%
Headcount at year-end	70	39	11

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007: For the year ended December 31, 2008, general and administrative expenses increased $13.2 million to $24.2 million from $11.0 million in the year ended December 31, 2007. The increase was primarily due to an increase in general and administrative headcount to 70 employees at December 31, 2008 from 39 employees at December 31, 2007. Salaries and employee-related benefits associated with the increased headcount accounted for $4.4 million of the increase, professional service and consultant fees accounted for $2.8 million, higher depreciation related to our new corporate headquarters and equipment accounted for $2.8 million and increased stock-based compensation expense accounted for $2.4 million.

The additional employee-related and professional service fees were the result of our ongoing efforts to build our legal, finance, human resources, recruiting and information technology functions, and additional professional service fees were necessitated by our public company status. We expect the absolute amount of our general and administrative expenses to increase in the future as we expand our finance function to manage our expected growth.  However, based upon our expectations of future revenue, we expect general and administrative expenses will remain relatively stable as a percentage of our total revenue.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006: For the year ended December 31, 2007, general and administrative expenses increased $8.2 million to $11.0 million from $2.8 million in the year ended December 31, 2006. Salaries, employee-related benefits and recruiting costs accounted for $3.4 million of the increase, professional service and consultant fees accounted for $2.2 million of the increase and stock-based compensation expense accounted for $2.0 million of the increase. The increase in salaries and employee-related benefits was due to an increase in headcount to 39 employees at December 31, 2007 from 11 employees at December 31, 2006.

Settlement Expense

In the fourth quarter of 2006, we received an inquiry from Quantum Corporation, or Quantum, regarding our interest in licensing certain patents that Quantum believed we may have previously incorporated into our products or may incorporate in the future. As a result of our discussions with Quantum, which commenced in 2006, we entered into a patent cross-license agreement with Quantum in March 2007, with an effective date of January 1, 2007. Under the terms of the cross-license, we issued Quantum 390,000 shares of our common stock in March 2007. We engaged an independent valuation firm to assist us in our estimate of the value of the shares of our common stock as of the date of issuance. Based on consideration of this valuation, we estimated the value of the common stock issued under the agreement to be approximately $3.3 million.

The same independent valuation firm assisted us in our estimate of the value of the intangible asset associated with the cross-license agreement and to estimate its useful life. Based on consideration of this valuation, we estimated the fair value of the intangible asset to be $400,000 that had an estimated useful life of three years. This asset is amortized to cost of product revenue, beginning January 1, 2007. The $2.9 million balance of the settlement amount represents payment to Quantum for a release of all claims for any past acts or conduct, and we have recorded the amount as settlement expense in our consolidated statement of operations for the year ended December 31, 2006.

Other Income (Expense), Net

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Interest income	$6,256	$3,899	$523
Loss on trading securities, net	(162)	—	—
Other income (expense), net	(1,306)	123	200
Total other income (expense), net	$4,788	$4,022	$723

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007: For the year ended December 31, 2008, total other income (expense), net increased $0.8 million to $4.8 million from $4.0 million in the year ended December 31, 2007. The increase in interest income was the result of income earned from the investment of net proceeds from our IPO and follow-on offering and cash generated from operations, offset by lower overall interest rates. Other income (expense), which is primarily comprised of foreign exchange gains net of foreign exchange losses, net declined $1.4 million as the Euro, British sterling and Canadian dollar declined compared to the U.S. dollar. Included in other income (expense), net is $162,000 of net expense from the loss on our auction-rate securities as a result of the reclassification of these securities from available-for-sale to trading securities, which was offset by the gain we recorded resulting from the UBS Put Option. See Note 2 of the Notes to our Consolidated Financial Statements.  Due to the relatively short duration of our investment portfolio, we expect interest income to fluctuate primarily as a result of short-term interest rates, which have been under significant downward pressure since the fourth quarter of 2008.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006: For the year ended December 31, 2008, total other income (expense), net increased $3.3 million to $4.0 million from $723,000 in the year ended December 31, 2006, as a result of income earned from the investment of our IPO and follow-on offering net proceeds and other funds, net of foreign currency net gains that declined year over year. Foreign currency net gains decreased $77,000 for the year ended December 31, 2007 from the year ended December 31, 2006.

Provision for Income Taxes

Year ended December 31, 2008 Compared to the Year Ended December 31, 2007:  For the year ended December 31, 2008, our provision for income taxes decreased $488,000 to $5,000 from $493,000 in the year ended December 31, 2007.  The income tax provision for the year ended December 31, 2008 was due to an income tax provision of $13.2 million which was the result of increased profitability, non-deductible stock compensation benefits and increased state taxes mainly due to suspension of California net operating losses.  These amounts were offset by an income tax benefit of $13.2 million as a result of the release of the deferred tax asset valuation allowance.

As of December 31, 2007, our deferred tax assets, the tax benefits of loss carryforwards, tax credits, and accounting accruals due to timing difference, were offset in full by a valuation allowance because of our history of losses through the third quarter of 2008. As a result of our analysis of expected future income at December 31, 2008, we determined that it was more likely than not that our deferred tax asset valuation allowance was no longer required. As a result, we released our previously recorded valuation allowance resulting in a $13.2 million deferred tax benefit. Deferred tax assets do not include the tax benefits attributable to approximately $51.7 million of excess tax deductions related to stock options. These benefits will only be recorded when realized on tax returns and will be credited to equity at that time.

In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years prior to 2008, forecasted earnings and future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the deferred tax assets recorded on our balance sheet will more likely than not be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

 As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of $0.3 million and $15.1 million, respectively. As of December 31, 2008, the portion of the federal and state operating loss carryforwards which related to stock option benefits was approximately $45.5 million, which will be recorded to stockholders equity when they reduce taxes payable in cash. We also had federal and state research and development tax credit carryforwards of approximately $1.6 million. Federal research and development tax credits begin to expire in 2022 and the California research and development credits have no expiration date.

Effective January 1, 2007, we adopted FIN 48. Our total amount of unrecognized tax benefits as of December 31, 2008 and December 31, 2007 was $2.1 million and $1.6 million, respectively.  Of this total, $1.8 million represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We expect that the amount of unrecognized benefits will change during the next 12 months; however, we do not expect the change to have a material impact on our financial position.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. For the years ended December 31, 2008 and 2007, we recognized $53,000 and $12,000, respectively, of interest and penalties related to unrecognized tax benefits in our provision for income taxes.

The tax years 2002 through 2008 remain open to examination by the major domestic taxing jurisdictions to which we are subject, and for the international jurisdictions the tax years open to examination vary depending on the local tax laws.

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006: Our provision for income taxes increased $282,000 to $493,000 in the year ended December 31, 2007 from $211,000 in the year ended December 31, 2006. This increase was due to our increased international activities resulting in increased foreign taxes, federal and California AMT and state income taxes.

Liquidity and Capital Resources

Working Capital

	December 31,
(in thousands)	2008	2007	2006
Working capital	$232,996	$203,688	$12,856
Cash and cash equivalents	128,380	102,939	11,857
Short-term investments	105,512	104,197	—

Working capital consists principally of cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital increased $29.3 million from December 31, 2007 to December 31, 2008, due primarily to cash flows provided by operations of $75.9 million, partially offset by the reclassification of $30.9 million of our investments in auction-rate securities to long-term investments and purchases of property, plant and equipment. Other changes of note are:

•
The increase in cash was the result of improved collections from accounts receivable reflected in our decrease in days sales outstanding from an average of 71 days as of December 31, 2007 to an average of 64 days as of December 31, 2008, computed based on the respective revenue from the immediately preceding quarter.

•
Accounts receivable increased from increased revenue, partially offset by somewhat shorter average collection periods resulting in lower days sales outstanding. We anticipate that accounts receivable will comprise a significant portion of working capital as we continue to grow revenue because a substantial portion of our sales, and therefore our shipping and billing, occurs near the end of the quarter.

•	Inventory increased due to the net increase in the number of units held in the evaluation inventory pool and purchases of raw materials for safety stock.
•
Prepaid expenses and other current assets increased for prepaid third-party break-fix costs, maintenance contracts, insurance, software and maintenance licenses, seminars, rent and other deposits, as well as due to restricted cash funded as required by our lease for our corporate headquarters.

•	Accounts payable increased from increased purchases of inventory and property, plant and equipment to support increased headcount and research and development spending.
•
Accrued compensation increased due to higher accrued commissions from higher net bookings, an increase in accrued vacation from the increase in employees, increase in accrued payroll and payroll taxes, and an increase in accrued employee stock purchase plan contributions.

•
Other accrued liabilities increased due to higher accrued travel, sales tax and accruals for services provided to us prior to the end of the reporting period, but, not billed to us by those providers as of the end of the reporting period.

•	Current deferred revenue increased from higher product revenue and the related support that is recognized over the term of the support services contract.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, U.S. government agency securities, money market mutual funds and other money market securities with original maturities of 90 days or less.

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for sales in Asia and Japan, denominated in Euros for sales in Europe, British sterling for sales in the United Kingdom and Canadian dollars for certain sales in Canada. We currently do not hedge the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel because we believe those situations create natural hedges. We may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates for those expenses we do not hedge. The foreign currency effect on our cash and cash equivalents and working capital were gains (losses) of $(1.3) million and $123,000 for the years ended December 31, 2008 and 2007, respectively.

Short-term and Long-term Investments

Short-term investments consist of commercial paper, U.S. government agency securities and corporate bonds with original maturities of 90 to 365 days.

Long-term investments consist of auction-rate securities. As of December 31, 2008, we had $31.0 million of principal valued at $26.1 million related to auction-rate securities.  In November 2008, we signed a broad-based settlement proposal from UBS in which we would have the right to sell the securities back to UBS at the principal value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. See Note 2 of the Notes to our Consolidated Financial Statements.

Due to current market conditions these investments have continued to experience failed auctions. These failed auctions have resulted in a lack of liquidity for the securities but do not affect the underlying collateral of the securities. We believe that given their government guaranteed status , we will ultimately recover at par all amounts invested in these securities. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan. We will continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will remain classified as non-current assets until we have better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

Cash Flows

	Year ended December 31,
(in thousands)	2008	2007	2006
Cash provided by (used in) operating activities	$75,902	$22,117	$(572)
Cash used in investing activities	(62,605)	(118,840)	(1,351)
Cash provided by financial activities	12,540	187,761	1,285

Cash Flows Provided by Operating Activities

Our cash flows provided by operating activities will continue to be affected principally by the extent to which we spend on increasing personnel, primarily in sales and marketing and research and development, in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from such recently hired sales personnel. Our largest source of cash flows from operating activities is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our revenue growth and research and development costs.

For the year ended December 31, 2008, cash flows provided by operating activities increased $53.8 million to $75.9 million from $22.1 million in the year ended December 31, 2007 due to continued growth in sales and improved gross margins, improved collections of accounts receivable and an increase in deferred revenue resulting from increased payments on support and services contracts. Based on our expectations of future revenue levels, we believe we will be able to continue to generate positive cash flows from operating activities in the near term even to the extent we continue to add personnel, increase inventory purchases, increase research and development activities and invest in functions associated with being a public company.

For the year ended December 31, 2007, cash flows provided by operating activities increased $22.7 million to $22.1 million from ($572,000) for the year ended December 31, 2006 due to increased sales activity, improved collections of accounts receivable as a result of increased finance staffing and focus on our collection process, and an increase in deferred revenue resulting from payments on support and services contracts.

Cash Flows Used in Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our employee headcount growth and net purchases of investment securities. For the year ended December 31, 2008, cash flows used in investing activities decreased $56.2 million to $62.6 million from $118.8 million in the year ended December 31, 2007. The decrease in usage of cash was primarily due to higher proceeds from maturity of available-for-sale investments of $128.8 million, offset by larger purchases of property, plant and equipment, reflecting our increase in headcount of 342 in the period, and investments in computer equipment, lab equipment for research and development, leasehold and furniture and fixtures from our new corporate headquarters.

For the year ended December 31, 2007, cash flows used in investing activities increased $117.5 million to $118.8 million compared to $1.4 million in the year ended December 31, 2006. Included in the year ended December 31, 2007 is the investment of $104.2 million of our IPO and follow-on offering net proceeds in short-term investments, along with $14.6 million of purchases of property, plant and equipment, reflecting our increase in headcount of 256 in the period, and investments in computer equipment, lab equipment for research and development, leasehold and furniture and fixtures from our new corporate headquarters and new system infrastructure.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2008, cash flows provided by financing activities decreased $175.2 million to $12.5 million from $187.8 million in the year ended December 31, 2007, primarily from the proceeds of our IPO and follow-on offering that each occurred during 2007. Cash flows provided by financing activities of $12.5 million during the year ended December 31, 2008 resulted from the cash exercise of stock options to purchase 2,984,000 shares of our common stock by our employees as well as the purchase of 486,000 shares of our common stock by our employees through our employee stock purchase plan, partially offset by our repurchase of 13,000 shares of our common stock from former employees.

For the year ended December 31, 2007, cash flows provided by financing activities increased $186.5 million to $187.8 million from $1.3 million for the year ended December 31, 2006, primarily as a result of the net proceeds from our IPO and follow-on offering, proceeds of $555,000 from the cash exercise of stock options to purchase 672,000 shares of our common stock by our employees and proceeds of $267,000 from the purchase of 30,000 fully vested shares by one of our directors, offset by $64,000 of common stock repurchases.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008:

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases(1)	$53,723	$7,133	$11,860	$11,965	$22,765
Purchase obligations(2)	26,493	26,493	—	—	—

Total contractual obligations	$80,216	$33,626	$11,860	$11,965	$22,765

(1)
In 2007, we entered into an operating lease for our corporate headquarters. In 2008, we entered into a new lease for a building adjacent to our corporate headquarters and a lease for a research and development facility in Raleigh, North Carolina.

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, Flextronics International, or Flextronics, which became our contract manufacturer through its acquisition of Solectron Corporation. We provide Flextronics with a rolling six-month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases, which we are contractually committed to purchase. As of December 31, 2008, we had $16.7 million in aggregate non-cancellable purchase commitments placed with Flextronics. In addition, as of December 31, 2008, we had an additional $9.8 million of other non-cancellable purchase commitments with other third-party vendors.

On July 10, 2007, we entered into a lease for our new corporate headquarters. The term of the lease is from November 1, 2007 to October 31, 2017 and the approximate aggregate rent due over the term of the lease is $23.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000, which we have funded.

In January 2008, we signed an agreement to lease approximately 100,000 square feet of office space adjacent to our existing corporate facility. The new lease took effect on October 1, 2008. Future minimum lease payments will be approximately $25.0 million, commencing in January 2009 and continuing through June 2018. As part of signing the lease, we are obligated to provide a letter of credit for $1.4 million, which we have funded.

Our agreements with our channel partners and customers generally include certain provisions for indemnifying the channel partners and customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.

At December 31, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $2.1 million, of which none is expected to be paid within one year. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlements with the taxing authority will occur.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the Notes to our Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro compared to the U.S. dollar. We had Euro-denominated revenue of approximately $36.7 million, $25.9 million and $12.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. We had $3.6 million and $0.7 million in Canadian dollar revenue for the years ended December 31, 2008 and 2007, respectively, and none in the year ended December 31, 2006. In addition, for the year ended December 31, 2008, we had $7.1 million of British sterling revenue and $0.5 million of Australian dollar revenue, and none in the years ended December 31, 2007 and December 31, 2006 for either currency.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British sterling, Euro, Canadian dollar and, to a lesser extent, the Australian and Singapore dollar, and Danish, Chinese, Korean, Taiwanese, New Zealand, Mexican, Malaysian, Israeli and Swedish currencies. We had foreign currency denominated expenses of approximately $45.5 million, $13.6 million and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had approximately $5.4 million in accounts receivable denominated in Euros, $1.9 million in accounts receivable denominated in Canadian dollars and approximately $3.4 million in accounts receivable denominated in other foreign currencies.

Changes in currency exchange rates could adversely affect our revenue and profitability, and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We have not entered into any foreign currency hedging contracts. We are presently evaluating the desirability of entering into foreign currency hedging contracts to offset our exposure to revenue in foreign currencies, primarily Euro-based contracts, to reduce our exposure to fluctuations in currency exchange rates.

We estimate that a 10% decline in the value of the U.S. dollar as measured against the other currencies in which our transactions are denominated would have negatively impacted our net income in the year ended December 31, 2008 by approximately $4.6 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. government agency securities, corporate bonds, money market funds, commercial paper and auction-rate securities. All investments, except for auction-rate securities, are classified as available-for-sale and held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the year ended December 31, 2008 and 2007, our interest income would have declined approximately $630,000 and $390,000, respectively, assuming consistent investment levels.

At December 31, 2008, we held approximately $31.0 million in principal, valued at $26.1 million, of auction-rate securities, classified as long-term investments. In February 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted. An auction failure means that the parties wishing to sell securities, could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment was restricted. All of our auction-rate securities are currently AAA-rated taxable municipal debt obligations. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

In November 2008, we signed a broad-based settlement proposal from UBS in which we would have the right, in the form of a put option, to sell the securities back to UBS at par value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. We valued the put option using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. Based on the discounted cash flow model, we determined the fair value of the put option to be $4.8 million. In connection with the put option, we transferred our auction-rate securities from available-for-sale to trading securities. The transfer to trading securities reflects management’s intent to exercise the put option during the period June 30, 2010 to July 2, 2012.

We expect to sell our auction-rate securities under the put option. However, if the put option is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligations to buy our auction-rate securities. As long as we hold our auction-rate securities, they will continue to accrue interest as determined by the auction process or the terms specified in the auction-rate securities if the auction process fails. We expect that the future changes in value of the put option will largely be offset by the changes in fair value of the auction-rate securities, assuming UBS will continue to be able to honor the put option.

UBS’s obligations under the put option are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the put option. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put option. If UBS has insufficient funding to buy back the auction-rate securities and the auction process continues to fail, then we may incur further losses.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, discount rates and ongoing strength and quality of market credit and liquidity. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record impairment charges in future quarters.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Data Domain, Inc.

We have audited the accompanying consolidated balance sheets of Data Domain, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Domain, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Data Domain, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Data Domain, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

                                                                /s/ ERNST & YOUNG LLP

San Jose, California
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Data Domain, Inc.

We have audited Data Domain, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Data Domain, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Data Domain, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Data Domain, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

                                                                    /s/ ERNST & YOUNG LLP

San Jose, California
March 12, 2009

DATA DOMAIN, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$128,380	$102,939
Short-term investments	105,512	104,197
Accounts receivable (net of allowances of $120 and $0, respectively)	60,322	35,320
Inventories	4,638	2,341
Deferred tax asset	7,531	—
Prepaid expenses and other current assets	5,116	1,711
Total current assets	311,499	246,508
Long-term investments	30,866	—
Long-term deferred tax asset	5,629	—
Intangible asset	133	267
Property, plant and equipment, net	38,854	14,589
Total assets	$386,981	$261,364
Current Liabilities:
Accounts payable	$10,970	$7,251
Accrued compensation and related benefits	16,720	11,992
Other accrued liabilities	10,441	6,731
Income taxes payable	1,051	196
Deferred revenue, current	39,321	16,650
Total current liabilities	78,503	42,820
Deferred revenue, non-current	28,399	9,322
Long-term exercised unvested stock options	285	766
Other liabilities	2,910	594
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid in capital; $0.0001 par value—300,000 shares authorized as of December 31, 2008 and 2007; 60,169 and 56,714 shares issued and outstanding as of December 31, 2008 and 2007, respectively	295,564	248,078
Accumulated other comprehensive income (loss)	(10)	47
Accumulated deficit	(18,670)	(40,263)
Total stockholders’ equity	276,884	207,862
Total liabilities and stockholders’ equity	$386,981	$261,364

See Notes to Consolidated Financial Statements

DATA DOMAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Product	$232,712	$108,869	$36,884
Support and services	41,286	14,423	2,898
Ratable product and related support and services	87	330	6,652
Total revenue	274,085	123,622	46,434
Cost of revenue:
Cost of product	61,133	30,646	11,059
Cost of support and services	15,042	5,152	1,873
Cost of ratable product and related support and services	5	103	1,591
Total cost of revenue	76,180	35,901	14,523
Gross profit	197,905	87,721	31,911
Operating expenses:
Sales and marketing	115,817	60,441	20,252
Research and development	41,039	23,463	10,447
General and administrative	24,239	11,006	2,831
Settlement expense	—	—	2,919
Total operating expenses	181,095	94,910	36,449
Operating income (loss)	16,810	(7,189)	(4,538)
Other income (expense), net:
Interest income	6,256	3,899	523
Other income (expense), net	(1,468)	123	200
Total other income (expense), net	4,788	4,022	723
Income (loss) before provision for income taxes	21,598	(3,167)	(3,815)
Provision for income taxes	5	493	211
Net income (loss)	$21,593	$(3,660)	$(4,026)
Net income (loss) per share, basic	$0.37	$(0.12)	$(0.56)
Net income (loss) per share, diluted	$0.33	$(0.12)	$(0.56)
Shares used in computing net income (loss) per share, basic	58,254	31,482	7,128
Shares used in computing net income (loss) per share, diluted	65,814	31,482	7,128

See Notes to Consolidated Financial Statements

DATA DOMAIN, INC.
CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands)

	Mandatorily Redeemable Convertible Preferred Stock		Common Stock and Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Stockholder Note Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2005	34,721	$41,310	7,463	$1,542	$13	$(15)	$(32,577)	$(31,037)
Issuance of preferred stock for cash	60	180
Issuance of common stock for services rendered			72	7				7
Stock options exercised			1,882	1,109				1,109
Stock options repurchased			(32)	(4)				(4)
Accretion of preferred stock		24		(25)				(25)
Reclassification of options exercised but not yet vested				(871)				(871)
Stock-based compensation				1,291				1,291
Comprehensive loss:
Currency translation adjustment					(10)			(10)
Net loss							(4,026)	(4,026)
Comprehensive loss								(4,036)
Balances, December 31, 2006	34,781	41,514	9,385	3,049	3	(15)	(36,603)	(33,566)
Stock options exercised			672	555				555
Stock options repurchased			(88)	(64)				(64)
Issuance of restricted stock			384
Repayment of stockholder note receivable						15		15
Stock award to purchase common stock			30	267				267
Accretion of preferred stock		6		(6)				(6)
Preferred stock converted to common stock	(34,781)	(41,520)	34,781	41,520				41,520
Issuance of common stock for Quantum settlement			390	3,319				3,319
Stock issued from initial public offering, net of expenses of $12.4 million			8,109	109,161				109,161
Stock issued from follow-on offering, net of expenses of $4.6 million			3,051	77,827				77,827
Reclassification of options exercised but not yet vested				290				290
Tax benefit for excess stock option deduction				109				109
Stock-based compensation				12,051				12,051
Comprehensive loss:
Currency translation adjustment					22			22
Unrealized gain on short-term investments					22			22
Net loss							(3,660)	(3,660)
Comprehensive loss								(3,616)
Balances, December 31, 2007	——	——	56,714	248,078	47	——	(40,263)	207,862
Stock options exercised			2,983	5,233				5,233
Stock options repurchased			(14)	(7)				(7)
Stock issued from employee stock purchase plan			486	7,314				7,314
Reclassification of options exercised but not yet vested				481				481
Tax benefit for excess stock option deduction				11,081				11,081
Stock-based compensation				23,384				23,384
Comprehensive income:
Currency translation adjustment					(397)			(397)
Unrealized gain on short-term and long-term investments					340			340
Net income							21,593	21,593
Comprehensive income								21,536
Balances, December 31, 2008	——	——	60,169	$295,564	$(10)	——	$(18,670)	$276,884

See Notes to Consolidated Financial Statements

DATA DOMAIN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Fiscal Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$21,593	$(3,660)	$(4,026)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,498	1,885	982
Stock-based compensation expense	23,384	12,051	1,291
Excess tax benefit from stock-based compensation	11,092	109	—
Deferred income taxes	(12,564)	—	—
Provision (release) for accounts receivable allowances	120	(10)	9
Amortization of evaluation units in inventory	2,536	2,596	1,365
Gain on value of option to put securities	(4,779)	—	—
Mark-to-market, trading loss	4,913	—	—
Settlement expense	—	—	2,919
Common stock issued for services	—	—	7
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(25,122)	(19,856)	(11,124)
(Increase in inventories	(4,832)	(3,744)	(2,009)
(Increase) in prepaid expenses and other current assets	(3,405)	(1,400)	(137)
Increase in accounts payable	3,719	3,661	2,635
Increase in accrued compensation and related benefits	4,728	8,304	2,309
Increase in other accrued liabilities	5,419	5,554	1,471
Increase (decrease) in income taxes payable	855	(50)	211
Increase in deferred revenue	41,747	16,677	3,525
Net cash provided by (used in) operating activities	75,902	22,117	(572)
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,629)	(14,643)	(1,351)
Purchases of available-for-sale securities	(145,603)	(120,022)	—
Proceeds from maturity of available-for-sale securities	144,627	15,825	—
Purchases of long-term investments	(31,000)	—	—
Net cash used in investing activities	(62,605)	(118,840)	(1,351)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	109,161	—
Proceeds from follow-on offering, net of offering costs	—	77,827	—
Repayment of stockholder note receivable	—	15	—
Proceeds from issuance of mandatorily redeemable convertible preferred stock, net of issuance costs	—	—	180
Proceeds from issuance of common stock, net of repurchases	12,540	758	1,105
Net cash provided by financing activities	12,540	187,761	1,285
Effect of exchange rate changes on cash and cash equivalents	(396)	44	(10)
Net increase (decrease) in cash and cash equivalents	25,441	91,082	(648)
Cash and cash equivalents at beginning of the year	102,939	11,857	12,505
Cash and cash equivalents at end of the year	$128,380	$102,939	$11,857
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$723	$494	$10
Non-cash operating activities:
Issuance of common stock for Quantum settlement	—	3,319	—
Acquisition of cross-license	—	—	400
Non-cash financing activities:
Conversion of mandatorily redeemable convertible preferred stock to common stock and additional paid-in capital	$—	$41,514	$—
See Notes to Consolidated Financial Statements

DATA DOMAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Data Domain, Inc. was incorporated in the State of Delaware in October 2001. Our appliances provide storage solutions for backup and archive applications based on deduplication technology. We began selling our products and services in February 2004. Our product sales generally include a software license, hardware, post-contract customer support and, in some cases, installation and professional services.

Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, the determination of the fair value of stock awards, inventory valuation, warranty reserve, the allowance for doubtful accounts, short and long-term investments and the accounting for income taxes. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

We derive our revenue from sales of our products and support services through third-party value added resellers and distributors, or channel partners, and directly to customers. Product revenue primarily consists of revenue from sales of our appliances and expansion shelves. Revenues are recorded net of customer returns which are estimated at the time of sale. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with our industry standard appliance hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2, and No. 98-9, Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon the establishment of an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our customer arrangements do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

Substantially all of our products have been sold in combination with support and services, which primarily consist of hardware and software support. Hardware support includes repair or replacement in the event of breakage or failure, and telephone and internet access to technical information and support personnel during the term of the support period. Software support provides customers with rights to unspecified software updates and to maintenance releases and patches released during the term of the support period. Installation or professional services, when provided, are also included in support and services revenue. We have established vendor specific objective evidence, or VSOE, of fair value of our support and services as measured by the renewal prices offered to and paid by our customers. Accordingly, we use the residual method, as allowed by SOP 98-9, to determine the amount of product revenue to be recognized. Under the residual method, the fair value of the undelivered support and services, which is a specified dollar amount, is deferred and the remaining portion of the arrangement is recognized as product revenue. This product revenue is generally recognized upon shipment, except for certain customers whose terms are FOB destination point wherein the revenue is recognized upon delivery, based on freight terms of FOB shipping point or FCA (Incoterms 2000) shipping point, assuming all other criteria for revenue recognition discussed above have been met and, in the case of all indirect channel sales, persuasive evidence of the identity of the end customer has been obtained. In all cases of direct or indirect channel sales, we recognize revenue once an end customer is identified and shipment has occurred, assuming all other criteria for revenue recognition discussed above have been met. The fair value of the support and services is recognized as support and services revenue on a straight-line basis over the term of the related support period, which is typically one to three years.

Product sales sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $3.9 million, $1.6 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value method in accordance with the provisions of SFAS No. 123(R), Share-Based Payments, or SFAS 123R. We recognize this expense on a straight-line basis over the optionees’ requisite service period, which is assumed to be the same as the vesting schedule of the options. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123R using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

For stock options granted prior to our initial public offering, or IPO, that we completed in July 2007, we determined that it was not practicable to calculate the volatility of our share price because our common stock was not publicly traded and therefore there was no readily determinable market value for our common stock, we had limited information on our own past volatility and we had a limited operating history. Therefore, we estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated. Over time, once historical data and market trends become apparent, this information could change our estimates. A small change in the estimates used could result in a relatively large change in the estimated valuation.

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

If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense, net income (loss) and net income (loss) per share amounts could have been materially different. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, in determining the fair value of our common stock prior to our IPO for financial reporting purposes.

On June 20, 2007, we granted 383,998 shares of restricted stock, granted at fair value, 10,000 shares of which vested immediately on June 27, 2007 and the remainder vest over a four year period that commenced on June 27, 2007. As of December 31, 2008, 257,124 shares remained unvested.

On June 27, 2007, we implemented our 2007 Employee Stock Purchase Plan, or ESPP, which is compensatory and results in compensation costs accounted for under SFAS 123R.

For all of our stock option grants and issuance of ESPP shares, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. We have not paid dividends on our common stock in the past and do not plan to pay any dividends in the foreseeable future. We estimate our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We use the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated. The expected life for options granted is based on an analysis of our historical exercise and cancellation data.

We account for stock compensation arrangements with non-employees in accordance Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that we use the contractual term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. Non-employee stock options have a contractual term of four to ten years, expected volatility of 65-70% and no dividend yield. Stock-based compensation expense associated with grants to non-employees was $432,000, $876,000 and $214,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents and Short-Term and Long-term Investments

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-term and Long-term Investments. Our investments are comprised of money market funds, commercial paper, corporate bonds, auction-rate securities and U.S. government agency securities. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments as these investments are considered available for current operations. Investments with remaining maturities greater than one year are classified as long-term investments. All investments, except for auction-rate securities, are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Unrealized gains or losses amounted to $362,000 and $22,000 of unrealized gain at December 31, 2008 and December 31, 2007, respectively. During the fourth quarter of fiscal 2008, we reclassified our auction-rate securities from available-for-sale to trading securities, which are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 2, “Cash and Investments and Fair Value Measurements” for further detailed discussion. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB, issued FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. See Note 2, “Cash and Investments and Fair Value Measurements,” of our Consolidated Financial Statements.

Other-Than-Temporary Impairment. All of our available-for-sale investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below our cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any of our available-for-sale investments during the years ended December 31, 2008, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and income taxes payable approximate their fair values due to the short-term maturity of these instruments. Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of SFAS 157. We determine the fair values for cash equivalents, short-term investments and long-term investments using industry standard pricing services, data providers and other third-party sources and by performing valuation analyses. See Note 2, “Cash and Investments and Fair Value Measurements,” of our Consolidated Financial Statements for details of the valuation methodologies.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Investment policies have been implemented that limit investments to investment grade securities. We conduct business outside of North America in Europe and Asia Pacific, and are considering other regions. The risk with respect to accounts receivable is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Historically, we have not hedged any of our foreign currency risk associated with accounts receivable. No individual customer has represented more than 10% of our total revenue in the years ended December 31, 2008, 2007 or 2006.

We purchase all of our appliances from our contract manufacturer, Flextronics International, or Flextronics, which became our contract manufacturer through its acquisition of Solectron Corporation. Our capacity expansion shelves and the chassis for our DD 690 appliance are currently supplied exclusively by a single vendor, Xyratex Technology Limited, or Xyratex. Our appliances depend on NVRAM cards that currently are only available from a single vendor, Curtiss-Wright Corporation. Any disruption in our suppliers’ ability to timely procure necessary components in the quantities required, or at reasonable prices, could result in a delay in the shipment of our appliances.

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars or Euros, while a smaller portion of our sales agreements are denominated in Canadian dollars, British sterling and Australian dollars. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported, while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The effects of foreign currency remeasurements for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our consolidated statement of operations, and amounted to a gain or (loss) of ($1.3) million, $123,000 and $200,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience and financial review of the customer.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses as general and administrative expenses. For the year ended December 31, 2008, we did not have any write-offs of accounts receivable. In the year ended December 31, 2007, we had one write-off of approximately $7,000 pertaining to one customer’s accounts receivable balance. To date, our accounts receivable write-offs have not been significant and the allowance for doubtful accounts has not been material.

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

Inventory write-downs are recorded in cost of product revenue and have not been material in any period. Spares are expensed as part of our warranty accrual to cost of product revenue. We do not allocate indirect overhead costs to finished goods inventory as these amounts are not material.

We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days’ written notice. We also purchase some finished products from a single source supplier under a three-year agreement that expires in March 2010. At December 31, 2008, we had $16.7 million of non-cancellable purchase commitments with a third-party supplier.

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

During the three months ended March 31, 2007, we recorded an estimated charge of $1.2 million associated with a field replacement program that was initiated in April 2007 to replace a circuit board used in some of our appliances. During the three months ended September 30, 2007, we recorded an additional charge of $450,000 to expand this replacement program for additional circuit boards used in some of our appliances. During the three months ended June 30, 2008, we recorded an additional charge of $25,000, as we revised our estimate of the costs of the replacement program. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. Through the replacement program, we are offering to exchange the circuit boards in all of the appliances that we believe are potentially affected with circuit boards manufactured by an alternate supplier. We believe our estimates and judgments for the replacement program continue to be reasonable based upon information available at this time. Our estimated charge associated with the replacement program is based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. This warranty charge does not assume any recovery from our supplier.  As of December 31, 2008, we had incurred approximately $1.6 million of costs associated with these field replacement programs and $68,000 remains in accrued liabilities to cover future costs for the units potentially affected. To the extent there are differences between our estimates and actual results, our consolidated financial statements will be affected. The following table is a summary of our warranty activity that is included in other accrued liabilities in the Consolidated Balance Sheets:

	Year ended December 31,
(in thousands)	2008	2007	2006
Warranty reserve—beginning	$596	$21	$3
Warranty expense	3,431	1,923	104
Warranty usage	(3,359)	(1,348)	(86)
Warranty reserve— ending	$668	$596	$21

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $1.2 million, $351,000 and $71,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and changes in accumulated other comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 was $21.5 million, $(3.6) million and $(4.0) million, respectively, and have been reflected in the consolidated statements of stockholders’ equity (deficit).

Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of foreign currency translation and unrealized gains and losses on available-for-sale investments, net of taxes, for all periods presented:
	December 31,
(in thousands)	2008	2007
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$362	$22
Foreign currency translation	(372)	25
Total accumulated other comprehensive income (loss)	$(10)	$47

Recent Accounting Pronouncements

    In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities, except for our auction-rate securities, which did not have an active market. See Note 2, “Cash and Investments and Fair Value Measurements.”

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 is not expected to have an effect on our consolidated results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  As of the date of this report, we had no such applicable assets on our balance sheet.  The impact of FSP FAS 142-3 will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date, if any.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the fiscal years beginning after November 15, 2008, and will be adopted by us on January 1, 2009. The adoption of SFAS 161 is not expected to have an impact our consolidated results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,  or FSP 157-1, and FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009. The adoption of SFAS 160 is not expected to have an impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier application of SFAS 141R is prohibited. The impact of SFAS 141R will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date, if any.

2. CASH AND INVESTMENTS AND FAIR VALUE MEASUREMENTS

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, U.S. government agency securities and other money market securities. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments as these investments are considered available for current operations. Investments with remaining maturities greater than one year are classified as long-term investments. All investments, except for auction-rate securities, are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Unrealized gains or losses amounted to $362,000 and $22,000 of unrealized gains at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, all of our debt securities classified as available-for-sale had maturities of one year or less.  During the fourth quarter of fiscal 2008, we reclassified our auction-rate securities from available-for-sale to trading securities, which are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.

 The following tables summarize our cash and investments classified as available-for-sale as of December 31, 2008 and 2007:

(in thousands)	Carry Value at December 31, 2008	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2008
Cash and cash equivalents:
Cash	$51,019	—	—	$51,019
Commercial paper	5,875	3	—	5,878
Money market funds	63,942	—	—	63,942
Corporate bonds	1,018	—	—	1,018
U.S. government agencies	6,521	2	—	6,523
Total cash and cash equivalents	128,375	5	—	128,380
Short-term investments:
Commercial paper	12,957	29	—	12,986
Corporate bonds	26,472	89	(62)	26,499
U.S. government agencies	65,726	302	(1)	66,027
Total short-term investments	105,155	420	(63)	105,512
Total cash and cash equivalents and short-term investments	$233,530	$425	$(63)	$233,892

(in thousands)	Carry Value at December 31, 2007	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2007
Cash and cash equivalents:
Cash	$29,005	—	—	$29,005
Commercial paper	7,392	—	(1)	7,391
Money market funds	66,543	—	—	66,543
Total cash and cash equivalents	102,940	—	(1)	102,939
Short-term investments:
Auction-rate securities	29,577	—	—	29,577
Commercial paper	46,642	23	(4)	46,661
Corporate bonds	17,426	11	(15)	17,422
U.S. government agencies	10,529	8	—	10,537
Total short-term investments	104,174	42	(19)	104,197
Total cash and cash equivalents and short-term investments	$207,114	$42	$(20)	$207,136

The following table summarizes at December 31, 2008, those available-for-sale securities that were in an unrealized loss position, the fair value and gross unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position. All unrealized losses on our available-for-sale investments have been in a continuous unrealized loss position for less than 12 months. Investments that were in an unrealized gain position have been excluded from the table:

	Less Than 12 Months
(in thousands)	Market Value	Gross Unrealized Losses
Corporate bonds	$11,713	$(62)
U.S. government agencies	4,723	(1)
Total	$16,436	$(63)

The gross unrealized losses on the investments in corporate bonds and U.S. government agencies were the result of overall market aversion, lack of demand for securities that are non-government guaranteed, and the relative widening of credit spreads relative to the U.S. treasuries. Gross unrealized losses on all available-for-sale securities at December 31, 2008 are considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

As of December 31, 2008, we had auction-rate securities with a face value of $31.0 million that had a fair value of $26.1 million. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these auction-rate securities and fully recover the carrying value of these investments in the near term may be limited or not exist. All of our auction-rate securities, including those subject to the failure, are currently AAA-rated taxable municipal debt obligations. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term investments on our balance sheet.

In November 2008, we signed a broad-based settlement proposal from UBS in which we have the right to sell the securities back to affiliates of UBS at par during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner.  The affiliates of UBS will retain the right to sell our auction-rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale. Although we expect to exercise our right, if we do not exercise it before July 2, 2012, it will expire and UBS will have no further rights or obligations to buy our auction-rate securities. The auction-rate securities will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the auction-rate securities if the auction process fails.

The enforceability of this right results in a put option that is accounted for separately from the auction-rate securities. The put option represents a firm agreement in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. We elected to account for this put option at fair value under FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS 159.

Prior to acquiring the put option, we recorded our auction-rate securities as available-for-sale investments, and therefore recorded resulting unrealized gains or losses, net of tax, in accumulated other comprehensive income in stockholders’ equity. In connection with the acquisition of the put option, we reclassified our auction-rate securities from available-for-sale to trading securities. As a result of the reclassification of these securities to trading, we recognized a loss of $4.9 million in other income (expense), net. The transfer to trading securities reflects management’s intent to exercise the put option during the period June 30, 2010 to July 2, 2012.

The fair value of the put option of $4.8 million is included in the Consolidated Balance Sheet as of December 31, 2008 as a long-term investment with a corresponding credit to other income (expense), net.  The net effect of the recording of the fair value of the put option and the loss on the auction-rate securities was a loss of $162,000, which was recorded in other income (expense), net in our Statement of Operations for the year ended December 31, 2008. We believe that subsequent changes in the value of the put option will largely offset the subsequent fair value movements of the auction-rate securities, subject to the continued expected performance by UBS of its obligations under the agreement.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157. In February 2008, the FASB, issued FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We elected not to adopt the fair value option on existing eligible financial instruments as of January 1, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the company first recognizes an eligible item or enters into an eligible firm commitment, we may decide to exercise the option on new items in the future. The adoption of SFAS 159 did not have a significant impact on our consolidated results of operations and financial condition.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Instruments that are classified within Level 1 of the fair value hierarchy generally include most money market securities.  Determination of fair value for Level 1 instruments does not require significant judgment or estimation. Instruments that are classified within Level 2 of the fair value hierarchy generally include U.S. agency securities, commercial paper and corporate bonds. We determine the fair values for these instruments using industry standard pricing services, data providers and other third-party sources.

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term and long-term investments) measured at fair value on a recurring basis as of December 31, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$63,942	$—	$—	$63,942
Commercial paper	—	18,864	—	18,864
Auction-rate securities	—	—	26,087	26,087
Put option	—	—	4,779	4,779
Corporate bonds	—	27,517	—	27,517
U.S. government agencies	—	72,550	—	72,550
Total	$63,942	$118,931	$30,866	$213,739

Level 3 instruments consist of auction-rate securities whose underlying assets are generally student loans that are substantially backed by the federal governments and the UBS put option. Currently there is not an active market for the auction-rate securities, and therefore they do not have a readily determinable market value. At December 31, 2008, the auction-rate securities had a face value of $31.0 million and were valued at a fair value of $26.1 million. The fair value of these auction-rate securities was determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted average life over which cash flows were projected was determined to be approximately five years, given the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market data and information for comparable or similar term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction-rate securities. Because there can be no assurance of a successful auction in the future, all of our auction-rate securities are recorded in long-term investments.

We valued the UBS put option using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. Based on the discounted cash flow model, we determined the fair value of the put option to be $4.8 million. Any change in these assumptions and market conditions would affect the value of this put option.

The following table provides a reconciliation for all financial instruments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

(in thousands)	Put Option	Auction-rate Securities
Balance at December 31, 2007	$—	$29,577
Total gains (losses) included in earnings	—	(4,941)
Purchases of auction-rate securities	—	15,601
Proceeds from sale of auction-rate securities	—	(14,150)
Issuance of put option	4,779	—
Balance at December 31, 2008	$4,779	$26,087

3. INVENTORIES

Inventories consisted of the following:

	December 31,
(in thousands)	2008	2007
Raw materials and accessories	$876	$481
Evaluation units, net	2,672	1,289
Finished goods	1,090	571
Total	$4,638	$2,341

Amortization related to evaluation units was $2.5 million, $2.6 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at the lower of cost or net realizable value. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.

Property, plant and equipment consisted of the following:

	Estimated Useful Lives	December 31,
(in thousands)		2008	2007
Computer hardware	3 years	$19,686	$7,390
Computer software	3 years	1,652	364
Office equipment, furniture and fixtures	3 to 10 years	4,400	1,627
ERP financial system	5 years	4,353	2,277
Leasehold improvements	10 years	18,727	6,530
Total fixed assets		48,818	18,188
Accumulated depreciation and amortization		(9,964)	(3,599)
Property, plant and equipment, net		$38,854	$14,589

Depreciation expense was $6.4 million, $1.7 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5. DEFERRED REVENUE

Deferred revenue consisted of the following:

	December 31,
(in thousands)	2008	2007
Product	$924	$555
Support and services	38,589	16,152
Ratable product and related support and services	—	83
Less: deferred cost of ratable product revenue and product revenue	(192)	(140)
Deferred revenue, current	$39,321	$16,650
Support and services, non-current	$28,399	$9,322
Deferred revenue, non-current	$28,399	$9,322

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support and services revenue represents customer payments made in advance for annual support and services contracts. Support and services contracts are typically billed in advance on a per annum basis and revenue is recognized ratably over the support period. Deferred ratable product and related support and services revenue consists of revenue on transactions prior to fiscal 2006 where VSOE of fair value of support and services had not been established and, as a result, the entire arrangement was being recognized ratably over the related support period. All customers are known to us upon sale of our appliances.

6. GUARANTEES

Our agreements with our channel partners and customers generally include certain provisions for indemnifying the channel partners and customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.

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

7. LEASE COMMITMENTS

We lease our worldwide facilities and certain other equipment under non-cancelable operating lease agreements. Included in the table below is the $47.3 million of future lease payments for our two new corporate headquarters leases that began in November 2007 and January 2008, respectively. The lease terms for these headquarters are for 10 years, and we have the right to renew the leases for additional five-year terms. Under the terms of our two leases for our new corporate headquarters, we have provided a letter of credit for $1.6 million. Future minimum commitments for these operating leases in place as of December 31, 2008 were as follows:

(in thousands)
2009	$7,133
2010	5,961
2011	5,899
2012	5,931
2013 and beyond	28,799
$53,723

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $3.2 million, $0.9 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase and convertible preferred stock.

The following table sets forth the computation of net income (loss) per share:

	Year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Net income (loss)	$21,593	$(3,660)	$(4,026)
Shares used in computing net income (loss) per share, basic	58,254	31,482	7,128
Net income (loss) per share, basic	$0.37	$(0.12)	$(0.56)
Dilutive potential common shares:
Weighted average common shares outstanding	58,254	31,482	7,128
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock and restricted stock units (assuming proceeds would be used to purchase common stock)	7,560	—	—
Shares used in computing net income (loss) per share, diluted	65,814	31,482	7,128
Net income (loss) per share, diluted	$0.33	$(0.12)	$(0.56)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect:

	Year ended December 31,
(in thousands)	2008	2007	2006
Options to purchase common stock	1,931	12,911	9,517
Common stock subject to repurchase	—	1,024	850
Convertible preferred stock (as converted basis)	—	—	34,727

9.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

At December 31, 2008, we had shares of common stock reserved for future issuance as follows (in thousands):

Outstanding stock options	13,765
Reserved for future grants	5,051
Employee stock purchase plan	714
Total	19,530

Stock Plans

2002 Stock Plan.  In May 2002, our board of directors adopted the 2002 Stock Plan, or 2002 Plan. The 2002 Plan provided that grants of incentive stock options would be made at no less than the estimated fair value of our common stock (no less than 85% of the fair value for nonqualified stock options), as determined by our board of directors at the date of grant. Vesting and exercise provisions were determined by our board of directors at the time of grant. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the 2002 Plan have a maximum term of ten years. Recipients of stock options under the 2002 Plan generally have the right to exercise their options prior to vesting. Any unvested stock issued under the 2002 Plan is subject to repurchase by us.  The 2002 Plan has been replaced by the 2007 Equity Incentive Plan as discussed below.  No further option grants have been or will be made under our 2002 Plan after our IPO.  The options outstanding under the 2002 Stock Plan will continue to be governed by their existing terms.

2007 Stock Plan.  In May 2007, our board of directors approved the 2007 Equity Incentive Plan, or 2007 Plan, which replaced our 2002 Plan when we completed our IPO in July 2007.  As of December 31, 2008, six million shares have been reserved and 5,051,439 shares remained available for grant to eligible employees, directors and consultants under the 2007 Plan. The number of shares reserved for issuance under the 2007 Plan will be increased automatically on January 1 of each year for five years through January 1, 2012 by a number equal to the lesser of: i) 5% of the shares of common stock outstanding at that time ii) 5,000,000 shares of common stock or iii) the number of shares determined by our board of directors.  The number of shares added in fiscal year 2008 was 2,835,689.

Options issued under our stock option plans are generally exercisable for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant. Following the IPO, the fair value of our common stock has been determined by the trading price of such stock on the NASDAQ Global Market or NASDAQ Global Select Market, as applicable. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. For some options granted under the 2002 Plan, employees had the right to exercise their options prior to vesting. Any unvested stock issued under the 2002 Plan is subject to repurchase by us upon the employee’s termination of service. Grants made pursuant to the 2007 Plan generally do not provide for the immediate exercise of options.

In December 2008, we began issuing restricted stock units, or RSUs, to employees. RSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to us.

Employee Stock Purchase Plan.  On June 27, 2007, we implemented our Employee Stock Purchase Plan, or ESPP, which is compensatory and results in compensation costs accounted for under SFAS 123R. Under the ESPP, 1.2 million shares have been reserved and employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of six-month purchase periods.  The number of shares reserved for purchase under the ESPP will be automatically increased on January 1 of each year for a number of shares equal to 1% of the number of shares of our common stock outstanding at that time, but not more than 750,000 shares. The number of shares added in fiscal year 2008 was 567,137.

Stock-Based Compensation Plan Activities

Stock Options.  A summary of option activity under all of our plans as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below (in thousands, except for the weighted average exercise price):

	Options Outstanding
	Available for Grant	Shares	Weighted Average Exercise Price
December 31, 2007	5,538	13,431	$5.53
Additional shares authorized	2,836	—	—
Granted	(4,037)	4,037	$21.06
Exercised	—	(2,983)	$1.75
Forfeited	720	(707)	$13.48
Expired	—	(13)	$14.71
Repurchased	14	—	$0.47
December 31, 2008	5,071	13,765	$10.49

The following table summarizes options outstanding by exercise price, options vested and expected to be vested and options exercisable at December 31, 2008 (in thousands, except for the weighted average exercise price and weighted average remaining contractual term):

	Options Outstanding
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
$0.05-$0.70	3,866	$0.39	6.20
$0.75-$8.52	2,980	$4.63	7.77
$8.90-$18.15	2,877	$12.02	8.51
$19.46-$22.48	2,837	$21.49	7.87
$23.43-$35.29	1,205	$27.85	8.71
$0.05-$35.29	13,765	$10.49	7.59	$132,922
Vested and expected to vest after December 31, 2008, net of forfeitures	12,618	$10.29	7.55	$124,206
Exercisable at December 31, 2008	4,957	$4.42	6.76	$74,627

During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was approximately $57.9 million, $9.9 million and $5.7 million, respectively. During the year ended December 31, 2008, the total cash received from the exercise of options was approximately $5.2 million.

The weighted-average grant-date fair value per share of stock options granted was $11.25, $7.56 and $1.53 for the years ended December 31, 2008, 2007 and 2006, respectively. The total fair value of shares vested during the year was $32.1 million, $55.0 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the total compensation expense related to options granted to employees but not yet recognized was approximately $58.4 million, net of estimated forfeitures. This expense will be amortized on a straight-line basis over a weighted average remaining life of approximately 2.72 years.

Restricted Stock Awards.  On June 20, 2007, we granted 383,998 shares of restricted stock, granted at fair value based on the Black-Scholes valuation model, 10,000 shares of which vested immediately on June 27, 2007 and the remainder vest over a four year period that commenced on June 27, 2007. In addition, during the years ended December 31, 2007 and 2006, we awarded 30,000 and 72,270 shares of restricted stock, respectively that granted the recipient fully vested shares of our common stock based on the deemed market value of our common stock on the date of grant. As of December 31, 2008, we had $3.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to all restricted stock awards, which will be recognized over a weighted average estimated remaining life of 2.48 years.

The following table summarizes unvested restricted stock awards outstanding at December 31, 2007 and December 31, 2008 and the activity during the year (in thousands, except for the weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested stock outstanding at December 31, 2007	373,998	$15.00
Vested	(116,874)	$15.00
Unvested stock outstanding at December 31, 2008	257,124	$15.00

Restricted Stock Units.  In December 2008, we began issuing RSUs to employees. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite service period. During December 2008, we awarded 18,581 RSUs that had a weighted average grant date fair value of $18.15 per share. None of these RSUs were vested as of December 31, 2008. As of December 31, 2008, we had $310,000 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 3.88 years.

Employee Stock Purchase Plan. Our employee stock purchase plan is compensatory, and we recognized $3.1 million, $2.8 million and zero of expense in the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $115,000 of total unrecognized compensation cost related to the ESPP that is expected to be recognized in January 2009.

At December 31, 2008 and 2007, there were 586,000 and 1,219,000 shares, respectively, subject to repurchase under all common stock repurchase agreements upon forfeiture or early termination of employment. The cash received from the sale of these shares is initially recorded as a liability in long-term exercised unvested options and is subsequently reclassified to common stock as the shares vest. At December 31, 2008 and 2007, there was $285,000 and $766,000, respectively, recorded in non-current liabilities related to the issuance of these shares.

Stock-Based Compensation

We account for stock-based compensation using the fair value method in accordance with the provisions of SFAS 123R. We recognize this expense on a straight-line basis over the optionees’ requisite service period, which is assumed to be the same as the vesting schedule of the options. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123R using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We estimated the expected forfeiture rate at the time of grant to be 5%. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be materially different. We will revise the expected forfeiture rate, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

Valuation Assumptions

The following table summarizes the weighted average assumptions used in determining the fair value of stock options granted and shares issued under our ESPP:

	Year ended December 31,
	2008	2007	2006
Stock Option Plans
Risk-free interest rate	2.27%-3.79%	3.17%-4.97%	4.36%-5.09%
Dividend yield	—	—	—
Volatility	56%	70%	70%
Expected life (years)	5.63	4.31	4.00

Employee Stock Purchase Plan
Risk-free interest rate	2.07%	4.95%	N/A
Dividend yield	—	—	N/A
Volatility	51%	70%	N/A
Expected life (months)	6	7	N/A

For all of our stock option grants and issuance of ESPP shares, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future. We estimated our expected volatility based on reported market value data for a group of publicly traded companies, which we selected from market indices that we believed were relatively comparable after consideration of their size, maturity, profitability, growth, risk and return on investment. We used the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term that we estimated. The expected life for options granted is based on an analysis of our historical exercise and cancellation data.

Stock-Based Compensation Expense

Stock-based compensation expense included in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cost of product	$814	$217	$21
Cost of support and services	884	290	15
Sales and marketing	11,505	6,313	485
Research and development	5,504	2,981	558
General and administrative	4,677	2,250	212
Total stock-based compensation expense	$23,384	$12,051	$1,291

10.	INCOME TAXES

The components of net income (loss) before provision for income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2008	2007	2006
North America	$33,192	$(3,831)	$(4,151)
International	(11,594)	664	336
Income (loss) before provision for income taxes	$21,598	$(3,167)	$(3,815)

Our provision for income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$9,205	$(32)	$70
State	2,975	251	27
International	985	274	114
	$13,165	$493	$211
Deferred:
Federal	(8,298)	—	—
State	(4,862)	—	—
International	—	—	—
	(13,160)	—	—
	$5	$493	$211

Income taxes differ from the amounts computed by applying the federal statutory rate of 35% to net income as shown below:

	Year ended December 31,
(in thousands)	2008	2007	2006
Income tax provision at federal statutory rate	$7,552	$(1,077)	$(1,297)
Net tax effects of:
State taxes, net of federal benefit	1,848	166	18
Foreign rate differential	4,690	77	—
Tax credits	(3,243)	(1,239)	(549)
Stock-based compensation expense	1,591	2,774	322
Non-deductible meals and entertainment expenses	225	117	53
Other differences, net	502	8	—
Change in valuation allowance	(13,160)	(333)	1,664
Provision for income taxes	$5	$493	$211

The components of the deferred tax assets consisted of the following:

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,449	$5,569
Tax credits	1,676	2,987
Accruals and allowances	7,212	3,110
Differences in timing of revenue recognition	3,865	552
Depreciation and amortization	—	751
Stock-based compensation	6,373	1,241
Total deferred tax assets	20,575	14,210
Deferred tax liabilities:
Unrecognized gains or losses	(12)	—
Depreciation and amortization	(7,403)	—
Total deferred tax liabilities	(7,415)	—
Less: valuation allowance	—	(14,210)
Net deferred tax assets	$13,160	$—

As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of $0.3 million and $15.1 million, respectively. As of December 31, 2008, the portion of the federal and state operating loss carryforwards which relates to stock option benefits was approximately $45.5 million, which will be recorded to equity when they reduce taxes payable in cash. We also had federal and mainly state research and development tax credit carryforwards of approximately $1.6 million. Federal research and development tax credits begin to expire in 2022 and the California research and development credits have no expiration date.

As a result of our analysis of expected future income at December 31, 2008, we determined that we will more likely than not realize our deferred tax assets. As of December 31, 2007, we had recorded a deferred tax benefit of $14.2 million. In 2008, we reversed our deferred tax asset valuation allowance which resulted in a $13.2 million tax benefit. Deferred tax assets do not include the tax benefits attributable to approximately $51.7 million of excess tax deductions related to stock options. These benefits will only be recorded when realized on tax returns and will be credited to stockholders’ equity at that time.

In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years prior to 2008, forecasted earnings and future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the deferred tax assets recorded on our balance sheet will more likely than not be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

Effective January 1, 2007, we adopted FIN 48. Our total amount of unrecognized tax benefits as of December 31, 2008 and December 31, 2007 was $2.1 million and $1.6 million, respectively. Of this total, $1.8 million represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We expect that the amount of unrecognized benefits will change during the next 12 months; however, we do not expect the change to have a material impact on our financial position.

The following table summarizes activities related to our unrecognized tax benefit for the two years ended December 31, 2008:

Unrecognized Tax Benefits (in thousands)
Balance at January 1, 2007	$820
Additions to tax positions of prior years	—
Additions to tax positions related to 2007	740
Reductions for tax positions of prior years	—
Settlements during the current year	—
Balance at December 31, 2007	$1,560
Additions to tax positions of prior years	—
Additions to tax positions related to 2008	1,075
Reductions for tax positions of prior years	(577)
Settlements during the current year	—
Balance at December 31, 2008	$2,058

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for income taxes did not change. For the years ended December 31, 2008 and December 31, 2007, we recognized $53,000 and $12,000 of interest and penalties related to unrecognized tax benefits, respectively, in our provision for income taxes.

The tax years 2002 through 2008 remain open to examination by the major domestic taxing jurisdictions to which we are subject, and for the international jurisdictions the tax years open to examination vary depending on the local tax laws.

In connection with our adoption of SFAS 123R, we use the “with-and-without” approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the tax effect of pre-tax income from continuing operations, to determine the recognition and measurement of excess tax benefits. In addition, we have elected to account for indirect effects of stock-based awards on other tax attributes, such as research and alternative minimum tax credits, through our statements of operations. Accordingly, we have elected to recognize excess tax benefits from the exercise of stock options in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us.

    We have not provided for federal income taxes on all of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2008, because such earnings are intended to be indefinitely reinvested. There is no cumulative unremitted foreign earnings at December 31, 2008.

11. SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area:

Revenue

	Year ended December 31,
(in thousands)	2008	2007	2006
North America	$212,527	$89,003	$31,734
Europe, Africa and Middle East	43,355	26,026	12,210
Asia Pacific	18,203	8,593	2,490
Total	$274,085	$123,622	$46,434

For the above periods presented, no one country outside the United States represented 10% or more of our total revenue.

Long-lived Assets

	December 31,
(in thousands)	2008	2007
Domestic	$38,444	$14,456
International	410	133
Total	$38,854	$14,589

12. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and had made no contributions through December 31, 2008.

13. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There were no matters at December 31, 2008 or 2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

The same third-party valuation firm assisted us in estimating the value of the intangible asset associated with the cross-license agreement and to estimate its useful life. Based on consideration of this valuation, we determined the fair value of the intangible asset to be $400,000 and have an estimated useful life of three years. We began to amortize this asset to cost of product revenue beginning January 1, 2007, and for the years ended December 31, 2008 and 2007, we recorded $133,000 and $133,000 of amortization expense, respectively. The $2.9 million balance of the settlement amount represents payment to Quantum for a release of all claims for any past acts or conduct, and we have recorded the amount as settlement expense in our consolidated statements of operations for the year ended December 31, 2006.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited quarterly consolidated statement of operations data for the years ended December 31, 2008 and 2007. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the three months ended (unaudited)
(in thousands, except for per share data)	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenue	$85,229	$75,030	$61,211	$52,615
Gross profit	60,711	54,064	44,321	38,809
Operating income	8,518	5,568	1,489	1,235
Net income(1)	$13,926	$3,232	$1,694	$2,741
Net income per share, basic	$0.23	$0.06	$0.03	$0.05
Net income per share, diluted	$0.21	$0.05	$0.03	$0.04
Shares used in computing net income per share, basic	59,394	58,738	57,570	56,414
Shares used in computing net income per share, diluted	66,387	65,422	65,381	64,704
                    _____________________________________
                    (1) Includes an income tax benefit of $13.2 million recorded as a result of the reversal of our deferred tax asset valuation allowance.

	For the three months ended (unaudited)
(in thousands, except for per share data)	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total revenue	$44,880	$32,025	$26,508	$20,209
Gross profit	32,579	22,516	19,140	13,486
Operating loss	(2,221)	(2,242)	(1,248)	(1,478)
Net loss	$(76)	$(880)	$(1,231)	$(1,473)
Net loss per share, basic and diluted	$—	$(0.02)	$(0.12)	$(0.18)
Shares used in computing net loss per share, basic and diluted	53,595	51,880	10,064	8,038

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the financial statements included in Item 8 of this report and has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included at page 48.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain information concerning our executive officers is included under the caption, “Executive Officers of the Registrant,” in Part I, Item 4A of this report. Other information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission by April 30, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statement: See Index to Consolidated Financial Statements under Item 8.
2.	Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.	Exhibits.

(a) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.(1)
4.2	Form of Common Stock certificate.(1)
4.3	Amended and Restated Investors’ Rights Agreement, dated March 14, 2007, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto. (1)
4.4	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 12, 2007, by and among the Registrant and the investors listed on the signature pages thereto. (4)
4.5	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated November 15, 2007, by and among the Registrant and the investors listed on the signature pages thereto.(4)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees. (1)
10.2*	Data Domain, Inc. 2002 Stock Plan.(1)
10.3*	Form of 2002 Stock Plan Stock Purchase Agreement.(1)
10.4*	Form of 2002 Stock Plan Stock Option Agreement (early exercise).(1)
10.5*	Form of 2002 Stock Plan Stock Option Agreement (installment vesting).(1)
10.6*	Form of 2002 Stock Plan Stock Option Agreement (non-employee directors).(1)
10.7*	2007 Equity Incentive Plan.(1)
10.8*	2007 Employee Stock Purchase Plan.(1)
10.9*	Data Domain, Inc. 2009 Executive Bonus Plan. (5)
10.10*	Offer Letter with Frank Slootman, dated June 17, 2003.(1)
10.11*	Offer Letter with Michael P. Scarpelli, dated September 14, 2006.(1)
10.12*	Offer Letter with Daniel R. McGee, dated January 13, 2006.(1)
10.13*	Offer Letter with David L. Schneider, dated December 8, 2003.(1)
10.14*	Offer Letter with Nick Bacica , dated September 22, 2008.
10.15*	Notice of Stock Option Grant and Stock Option Agreement, dated August 28, 2003, with Frank Slootman.(1)
10.16*	Notice of Stock Option Grant and Stock Option Agreement, dated August 10, 2005, with Frank Slootman.(1)
10.17*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2006, with Michael P. Scarpelli.(1)
10.18*	Notice of Stock Option Grant and Stock Option Agreement, dated March 15, 2006, with Daniel R. McGee.(1)
10.19*	Notice of Stock Option Grant and Stock Option Agreement, dated January 22, 2004, with David L. Schneider.(1)
10.20*	Notice of Stock Option Grant and Stock Option Agreement, dated January 31, 2005, with David L. Schneider.(1)
10.21*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2005, with David L. Schneider.(1)
10.22*	Notice of Stock Option Grant and Stock Option Agreement, dated February 12, 2007, with David L. Schneider.(1)
10.23*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Frank Slootman.(1)
10.24*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Michael P. Scarpelli.(1)
10.25*	Amended and Restated Consulting Agreement by and between the Registrant and Kai Li, dated September 1, 2003.(1)
10.26*	Management Change in Control Agreement.(5)
10.27	Letter Agreement by and between the Registrant and Neal Ater, dated March 15, 2007.(1)
10.28	Sub-Sublease Agreement by and between the Registrant and Juniper Networks, Inc. effective as of July 1, 2006.(1)
10.29†
Manufacturing Services Agreement by and between the Registrant and Solectron USA, Inc. (subsequently acquired by Flextronics), a Delaware corporation, dba Fine Pitch Technology dated April 26, 2006. (1)

10.30†	OEM Purchase Agreement by and between the Registrant and Xyratex Technology Limited, dated March 8, 2007.(1)
10.31	Patent Cross-License Agreement by and between the Registrant and Quantum Corporation, dated March 13, 2007.(1)
10.32	Lease, dated as of January 9, 2008, between Sobrato Interests and Data Domain, Inc. (6)
10.33*	Form of 2007 Equity Incentive Plan Stock Option Agreement.(1)
10.34*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Initial Director Grants).(1)
10.35*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Annual Director Grants).(1)
10.36*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Officer Grants).(1)
10.37*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Chief Executive Officer Grants).(1)
10.38*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.(5)
10.39*	Management Change in Control Agreement by and between the Registrant and Frank Slootman, dated June 6, 2007.(1)
10.40*	Form of Summary of Stock Grant and Stock Grant Agreement with Kai Li, dated June 20, 2007(1)
10.41	Lease dated as of July 10, 2007 between Sobrato Interests and the Registrant.(2)
10.42	First Amendment To Lease dated as of August 27, 2007 between Sobrato Interests and the Registrant.(3)
21.1	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

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

(4)
Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-147092), as filed with the Securities and Exchange Commission on November 1, 2007, as amended and incorporated herein by reference

(5)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009 and incorporated herein by reference

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

SCHEDULE II

DATA DOMAIN, INC. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Rollforward

Trade Receivable Allowances:	Beginning Balance	Additions (Recoveries) Charged to Operations	Write-offs	Ending Balance
	(in thousands)
Year Ended December 31, 2006	$1	$9	$—	$10
Year Ended December 31, 2007	$10	$(3)	$7	$—
Year Ended December 31, 2008	$—	$120	$—	$120

Valuation Allowance Rollforward

Valuation Allowance:	Beginning Balance	Additions (Recoveries) Charged to Operations	Valuation Allowance Release	Ending Balance
	(in thousands)
Year Ended December 31, 2006	$13,184	$1,799	$—	$14,983
Year Ended December 31, 2007	$14,983	$(773)	$—	$14,210
Year Ended December 31, 2008	$14,210	$(1,050)	$(13,160)	$—

* Additions include current year valuation allowance build due to current year increase in net deferred tax assets, for return to provision true-ups, other adjustments, and OCI impact to deferred taxes. Deductions include current year reduction in deferred tax assets due to current year decrease in net deferred tax assets, for return to provision true-ups, other adjustments, and OCI impact to deferred taxes.

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
Frank Slootman,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ FRANK SLOOTMAN Frank Slootman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/S/ MICHAEL P. SCARPELLI Michael P. Scarpelli	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/S/ RONALD D. BERNAL Ronald D. Bernal	Director	March 12, 2009

/S/ ANEEL BHUSRI Aneel Bhusri	Chairman of the Board of Directors	March 12, 2009

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	March 12, 2009

/S/ REED E. HUNDT Reed E. Hundt	Director	March 12, 2009

/S/ KAI LI Kai Li	Director	March 12, 2009

/S/ JEFFREY A. MILLER Jeffrey A. Miller	Director	March 12, 2009

/S/ SCOTT D. SANDELL Scott D. Sandell	Director	March 12, 2009

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.(1)
4.2	Form of Common Stock certificate.(1)
4.3	Amended and Restated Investors’ Rights Agreement, dated March 14, 2007, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto. (1)
4.4	Amendment to Amended and Restated Investors’ Rights Agreement, dated November 12, 2007, by and among the Registrant and the investors listed on the signature pages thereto. (4)
4.5	Second Amendment to Amended and Restated Investors’ Rights Agreement, dated November 15, 2007, by and among the Registrant and the investors listed on the signature pages thereto.(4)
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees. (1)
10.2*	Data Domain, Inc. 2002 Stock Plan.(1)
10.3*	Form of 2002 Stock Plan Stock Purchase Agreement.(1)
10.4*	Form of 2002 Stock Plan Stock Option Agreement (early exercise).(1)
10.5*	Form of 2002 Stock Plan Stock Option Agreement (installment vesting).(1)
10.6*	Form of 2002 Stock Plan Stock Option Agreement (non-employee directors).(1)
10.7*	2007 Equity Incentive Plan.(1)
10.8*	2007 Employee Stock Purchase Plan.(1)
10.9*	Data Domain, Inc. 2009 Executive Bonus Plan. (5)
10.10*	Offer Letter with Frank Slootman, dated June 17, 2003.(1)
10.11*	Offer Letter with Michael P. Scarpelli, dated September 14, 2006.(1)
10.12*	Offer Letter with Daniel R. McGee, dated January 13, 2006.(1)
10.13*	Offer Letter with David L. Schneider, dated December 8, 2003.(1)
10.14*	Offer Letter with Nick Bacica, dated September 22, 2008.
10.15*	Notice of Stock Option Grant and Stock Option Agreement, dated August 28, 2003, with Frank Slootman.(1)
10.16*	Notice of Stock Option Grant and Stock Option Agreement, dated August 10, 2005, with Frank Slootman.(1)
10.17*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2006, with Michael P. Scarpelli.(1)
10.18*	Notice of Stock Option Grant and Stock Option Agreement, dated March 15, 2006, with Daniel R. McGee.(1)
10.19*	Notice of Stock Option Grant and Stock Option Agreement, dated January 22, 2004, with David L. Schneider.(1)
10.20*	Notice of Stock Option Grant and Stock Option Agreement, dated January 31, 2005, with David L. Schneider.(1)
10.21*	Notice of Stock Option Grant and Stock Option Agreement, dated September 14, 2005, with David L. Schneider.(1)
10.22*	Notice of Stock Option Grant and Stock Option Agreement, dated February 12, 2007, with David L. Schneider.(1)
10.23*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Frank Slootman.(1)
10.24*	Notice of Stock Option Grant and Stock Option Agreement, dated March 26, 2007, with Michael P. Scarpelli.(1)
10.25*	Amended and Restated Consulting Agreement by and between the Registrant and Kai Li, dated September 1, 2003.(1)
10.26*	Management Change in Control Agreement.(5)
10.27	Letter Agreement by and between the Registrant and Neal Ater, dated March 15, 2007.(1)
10.28	Sub-Sublease Agreement by and between the Registrant and Juniper Networks, Inc. effective as of July 1, 2006.(1)
10.29†
Manufacturing Services Agreement by and between the Registrant and Solectron USA, Inc.(subsequently acquired by Flextronics), a Delaware corporation, dba Fine Pitch Technology dated April 26, 2006. (1)

10.30†	OEM Purchase Agreement by and between the Registrant and Xyratex Technology Limited, dated March 8, 2007.(1)
10.31	Patent Cross-License Agreement by and between the Registrant and Quantum Corporation, dated March 13, 2007.(1)
10.32	Lease, dated as of January 9, 2008, between Sobrato Interests and Data Domain, Inc. (6)
10.33*	Form of 2007 Equity Incentive Plan Stock Option Agreement.(1)
10.34*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Initial Director Grants).(1)
10.35*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Automatic Annual Director Grants).(1)
10.36*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Officer Grants).(1)
10.37*	Form of 2007 Equity Incentive Plan Stock Option Agreement (Chief Executive Officer Grants).(1)
10.38*	Form of 2007 Equity Incentive Plan Restricted Stock Unit Agreement.(5)
10.39*	Management Change in Control Agreement by and between the Registrant and Frank Slootman, dated June 6, 2007.(1)
10.40*	Form of Summary of Stock Grant and Stock Grant Agreement with Kai Li, dated June 20, 2007.(1)
10.41	Lease dated as of July 10, 2007 between Sobrato Interests and the Registrant.(2)
10.42	First Amendment To Lease dated as of August 27, 2007 between Sobrato Interests and the Registrant.(3)
21.1	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

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

(4)
Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-147092), as filed with the Securities and Exchange Commission on November 1, 2007, as amended and incorporated herein by reference

(5)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009 and incorporated herein by reference

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