Form 10-K/A
period 2008-12-31
Data Domain, Inc.
filed 2009-04-30
CIK 1391984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of such common stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The NASDAQ Global Market, was approximately $680,579,610. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of April 15, 2009, was 61,103,388.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 (the “2008 10-K”) of Data Domain, Inc., a Delaware corporation (“the Company”, “we”, “us” or “our”).  We are filing this Amendment to add required disclosure to Items 10, 11, 12, 13 and 14 of Part III of the 2008 10-K, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008.  We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 in Item 15 of Part IV of this Amendment.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 2008 10-K, nor does it modify or update the disclosure contained in the 2008 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the 2008 10-K and our other filings made with the SEC on or subsequent to March 13, 2009.

           Any stockholder may request a copy of the 2008 10-K and this Amendment without charge upon receipt of a written request identifying the person so requesting a report as a stockholder of the Company at such date.  Requests should be directed to: Corporate Secretary, Data Domain, Inc., 2421 Mission College Boulevard, Santa Clara, CA 95054.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS

The names of the members of our Board of Directors, their ages as of April 15, 2009 and certain information about them are set forth below.

Name	Age	Principal Occupation	Director Since
Ronald D. Bernal (1)(3)	53	Partner at Sequel Venture Partners	2003
Aneel Bhusri(2)	43	Partner at Greylock Partners	2002
Ronald E.F. Codd(1)	53	Independent business consultant	2006
Reed E. Hundt(2)(3)	61	A principal of Charles Ross Partners, LLC	2007
Kai Li, Ph.D.	54	Professor at Princeton University and Chief Scientist of Data Domain	2001
Jeffrey A. Miller (1)(2)	58	President and Chief Executive Officer of JAMM Ventures	2006
Scott D. Sandell(3)	44	General Partner of New Enterprise Associates	2002
Frank Slootman	50	President and Chief Executive Officer of Data Domain	2003

____________________________

(1)           Member of our Audit Committee.
(2)           Member of our Compensation Committee.
(3)           Member of our Nominating/Corporate Governance Committee.

Ronald D. Bernal has been a member of our Board of Directors since December 2003.  Mr. Bernal has been a partner at Sequel Venture Partners since May 2006.  From May 2002 to May 2006, Mr. Bernal served as a Venture Partner at Sutter Hill Ventures.  From March 2000 to April 2002, Mr. Bernal served as Vice President of Operations for the Product Technology Groups and the Service Provider Line of Business for Cisco Systems, Inc.  Mr. Bernal holds a B.S.E.E. degree from DeVry Institute of Technology.

Aneel Bhusri has been a member of our Board of Directors since February 2002 and was elected as chairman of our Board of Directors in March 2007.  Mr. Bhusri has been a partner at Greylock Partners since April 1999.  Mr. Bhusri also serves as President of Workday, Inc., an enterprise business services company, which he co-founded in March 2005.  From February 2002 to June 2003, Mr. Bhusri served as our President and Chief Executive Officer.  From March 1999 to September 2001 and September 2004 to December 2004, Mr. Bhusri served as vice chairman of PeopleSoft, Inc.  Mr. Bhusri holds a B.S. in Electrical Engineering and Economics from Brown University and an M.B.A. from Stanford University.

Ronald E. F. Codd has been a member of our Board of Directors since October 2006.  Mr. Codd has been an independent business consultant since April 2002.  From January 1999 to April 2002, Mr. Codd served as President, Chief Executive Officer and a director of Momentum Business Applications, Inc., an enterprise software company.  From September 1991 to December 1998, Mr. Codd served as Senior Vice President of Finance and Administration and Chief Financial Officer of PeopleSoft, Inc.  Mr. Codd currently serves on the Board of Directors of DemandTec, Inc., a provider of consumer demand management software.  Mr. Codd holds a B.S. in Accounting from the University of California, Berkeley and an M.M. from the Kellogg Graduate School of Management at Northwestern University.

Reed E. Hundt has been a member of our Board of Directors since March 2007.  Since 1998, Mr. Hundt has been a principal of Charles Ross Partners, LLC, a private investor and business advisory firm, an independent advisor on information industries to McKinsey & Company, Inc. and Co-Chairman of the Forum on Communications and Society at the Aspen Institute, a public policy organization.  From 1993 to 1997, Mr. Hundt served as Chairman of the Federal Communications Commission.  Mr. Hundt currently serves on the Board of Directors of Intel Corporation and Infinera Corporation. Mr. Hundt holds a B.A. in History from Yale College and a J.D. from Yale Law School.

Kai Li, Ph.D. co-founded the Company in October 2001.  Dr. Li has been consulting as Chief Scientist for us since September 2002.  In addition, Dr. Li served as our Chief Technology Officer from October 2001 to August 2002 and as President and Chief Executive Officer from November 2001 to February 2002.  Dr. Li has also served as a member of our Board of Directors since our inception.  Since September 1986, Dr. Li has also been a professor of Computer Science at Princeton University.  Dr. Li holds a B.S. in Computer Science from Jilin University, an M.S. in Computer Science from the University of Science and Technology of China, Chinese Academy of Sciences and a Ph.D. in Computer Science from Yale University.

Jeffrey A. Miller has been a member of our Board of Directors since October 2006.  Mr. Miller has served as President and Chief Executive Officer of JAMM Ventures, a consulting and venture capital firm, since January 2002.  From January 2002 to March 2006, Mr. Miller also served as a Venture Partner with Redpoint Ventures.  Mr. Miller holds a B.S. in Electrical Engineering and Computer Science and an M.B.A. from Santa Clara University.

Scott D. Sandell has been a member of our Board of Directors since February 2002.  Mr. Sandell became a partner at New Enterprise Associates in 1996 and a general partner in 2000.  Mr. Sandell is also a director of Spreadtrum Communications and several private companies. Mr. Sandell holds an A.B. in Engineering Sciences from Dartmouth College and an M.B.A. from Stanford University.

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

EXECUTIVE OFFICERS

Our executive officer’s, and their ages and positions as of April 15, 2009 are as follows:

Name	Age	Principal Occupation
Frank Slootman	50	President and Chief Executive Officer
Nick Bacica	55	Senior Vice President of Operations
Daniel R. McGee	49	Senior Vice President of Engineering
Michael P. Scarpelli	42	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
David L. Schneider	40	Senior Vice President of Worldwide Sales

Please see the section entitled “Directors,” above, for a brief description of the educational background and business experience of Mr. Slootman.

Nick Bacica joined us as our Vice President of Operations in September 2008 and was promoted to Senior Vice President of Operations in January 2009. From 2004 to August 2008, Mr. Bacica was Vice President of Operations at Azul Systems, a global provider of enterprise server appliances. From 2001 to 2004, Mr. Bacica served as Senior Vice President of World-Wide Operations for Brocade Communications Systems. From 1997 to 2001, Mr. Bacica served as Director of Global Transformation at Cisco Systems, Inc. Mr. Bacica has also held senior level positions at Apple Computer, Burroughs Corporation and Xerox Corporation. Mr. Bacica attended East Texas State University.

Daniel McGee joined us as our Vice President of Engineering in February 2006, and was promoted to Senior Vice President of Engineering in January 2008.  From March 2004 to February 2006, Mr. McGee was the Vice President of Engineering for Aventail Corporation, a provider of secure remote access products.  From August 1999 to March 2004, Mr. McGee held various senior management positions at Pinnacle Systems, Inc., a provider of video editing solutions, TV tuners for personal computers and digital media adapters.  Mr. McGee holds a M.S. in Engineering Management from Stanford University and a B.S. in Electrical Engineering & Computer Science from Oregon State University.

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

David Schneider joined us as our Vice President of Worldwide Sales in January 2004, and was promoted to Senior Vice President of Worldwide Sales in January 2008.  From January 2003 to December 2003, Mr. Schneider served as Vice President of Alliances, Channel and OEM sales for Borland Software Corporation.  From May 2002 to January 2003, Mr. Schneider served as Vice President of Western United States Sales for TogetherSoft Corporation (later acquired by Borland Software Corporation).  From January 1999 to May 2002, Mr. Schneider was Western Regional Manager at Iona Technologies, Inc.  Mr. Schneider holds a B.A. in Political Science from the University of California, Irvine.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file.  Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that one Section 16(a) filing deadline was missed by Messrs Slootman, McGee, Scarpelli and Schneider relating to stock option grants made to each of them in February 2008, one Section 16(a) filing deadline was missed by Mr. Bernal relating to the distribution by a private venture capital firm of our stock to a trust controlled by Mr. Bernal in December 2008 and one Section 16(a) filing deadline was missed by Mr. Hundt relating to the distribution by a private venture capital firm of our stock to a partnership indirectly owned by Mr. Hundt in November 2008.  The late filings were administrative oversights, which we worked to correct as soon as the errors were discovered.

CORPORATE GOVERNANCE

Code of Ethics and Committee Charters

Our Board of Directors has adopted a formal Code of Business Conduct that applies to all of our employees, officers and directors.  The latest copy of the Code of Business Conduct, as well as the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors, are available under the heading “Corporate Governance” in the “Company—Investor Relations” section of our website at www.datadomain.com.  We intend to disclose future amendments to certain provisions of our Code of Business Conduct, or waivers of such provisions, at the same location on our website and also in public filings.

Audit Committee

During the fiscal year ended December 31, 2008, our separately-designated Audit Committee was composed at all times of three non-employee directors, Messrs. Bernal, Codd and Miller, each of whom meets the “independent director” definition of the NASDAQ Marketplace Rules, including the more stringent requirements under Rule 5605(c)(2) for members of audit committees and the criteria for independence under Rule 10A-3(c) under the Securities Exchange Act of 1934 .  In addition, our Board of Directors has determined that the chairman of the Audit Committee, Mr. Codd, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.  The designation does not impose on Mr. Codd any duties, obligations or liabilities that are greater than those generally imposed on him as a member of our Audit Committee and our Board of Directors.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Committee is composed of Messrs. Bhusri, Hundt and Miller, each of whom meets the “independent director” definition of the NASDAQ Marketplace Rules; the “non-employee director” definition of Rule 16b-3 under Section 16 of the Securities Exchange Act of 1934; and the “outside director” definition of Section 162(m) of the Internal Revenue Code of 1986.  Our Compensation Committee operates under a written charter, which is available under the heading “Corporate Governance” in the “Company—Investor Relations” section of our website at www.datadomain.com.  Our Compensation Committee holds quarterly meetings and, in addition, meets as often as it deems necessary to carry out its responsibilities.  The Committee met five (5) times in fiscal year 2008.

As detailed below, our Compensation Committee’s philosophy is to foster a performance-oriented culture that aligns the interests of our executive officers with the interests of our stockholders.  Our Compensation Committee believes that the compensation of our executive officers is both appropriate and responsive to the goal of improving stockholder value.

Compensation Philosophy, Objectives and Approach

Our Compensation Committee believes that the quality, skills and dedication of our executive officers are critical factors affecting long-term stockholder value creation.  Our Compensation Committee also believes it is important to maintain executive compensation programs that are performance-oriented and encourage our executive officers to manage the Company from the perspective of owners.  With these factors in mind, our overall executive compensation philosophy is to provide a competitive total compensation package that will allow us to attract, retain and motivate highly qualified executive officers who are capable of operating in the dynamic environment in which we operate.  Our Compensation Committee’s objectives also include linking our executive officers’ compensation with our long-term and short-term business objectives and performance.  Our Compensation Committee implements this philosophy by making a significant percentage of our executive officers’ compensation performance-based over time through a mix of variable cash and equity, targeting base salaries at or below competitive median levels.  To ensure that the compensation of each executive officer reflects that officer’s own contribution to the Company and his or her level of performance, various elements of our executive officers’ compensation are linked to individual performance as well as the performance of the Company in achieving corporate goals and financial objectives.

Consistent with its philosophy, in determining the compensation of our executive officers for fiscal year 2008, our Compensation Committee considered competitive data at approximately the 33rd percentile for base salaries, a range of approximately the 50th to 66th percentile for target total cash compensation and the 75th percentile for equity compensation (see below under “Role of Compensation Consultant; Executive Officer Market Compensation Data” for a list of the peer companies and other data that was reviewed).  Our Compensation Committee does not rigidly position the different elements of our executive officers' compensation at these levels.  Rather, it applies its judgment in determining the amount and mix of compensation elements for each executive officer.  Factors affecting the Compensation Committee’s judgment include performance compared to strategic goals established for the individual at the beginning of the year, the nature and scope of the executive officer’s responsibilities, the individual’s effectiveness in leading our initiatives to achieve corporate goals and our corporate performance.

Except as described above, our Compensation Committee has not adopted formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Role of Chief Executive Officer

Our chief executive officer, Frank Slootman, supports our Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data.  Mr. Slootman assesses the officers’ contributions to corporate goals as well as achievement of their individual goals, and offers advice to our Compensation Committee with respect to any merit increase in salary, cash bonus and equity award replenishment for each executive officer, other than himself.  Our Compensation Committee meets to evaluate, discuss and determine these matters, as well as to determine Mr. Slootman’s compensation based on his contributions to our corporate goals and his achievement of individual goals as determined by the entire Board of Directors.

Role of Compensation Consultant; Executive Officer Market Compensation Data

Our Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee in performing its duties.  Our Compensation Committee engaged Compensia, Inc., a management consulting firm, in December 2007 to act as an independent advisor to the Committee on executive compensation matters.  This engagement continued into 2008.  Compensia provides information to our Compensation Committee on emerging compensation practices and competitive pay levels for our officers.  The information provided by Compensia assists our Compensation Committee in evaluating the compensation of our officers relative to companies against which we compete for talent and for stockholder investment.

Compensia has worked directly with the Compensation Committee (and not on behalf of management) to assist the Compensation Committee in satisfying its responsibilities and will undertake no projects for management except at the request of the Compensation Committee chair and in the capacity of the Compensation Committee’s agent.  To date, Compensia has not undertaken any projects for management.

For 2008 executive compensation, Compensia reviewed the compensation practices of the following peer companies:

• 3Par	• Commvault Systems	• FalconStor	• Netezza Corporation
• Blade Logic	• Riverbed Technology	• Cybersource	• Starent Networks
• Infinera	• Double-Take Software	• Mellanox Technologies	• Sycamore
• Cogent	• Compellent	• Isolon	• Aruba
• Cbeyond

In addition to these peer companies, Compensia also reviewed compensation data from high-technology companies contained in the July 2007 Radford High-Tech Industry Executive Compensation Survey that had total revenues of $50-to $200MM.  In analyzing the data both from the peer companies and the Radford survey, Compensia updated the data to January 1, 2008, using a competitive 4.2% annual update factor consistent with then prevailing market practices.

In January 2008, Compensia reported that, as of that date, our 2007 target total cash compensation levels for our executive officers were below the competitive median of peer companies.  However, based on the Company’s actual performance, significant cash bonuses would be paid and actual total cash compensation for 2007 would be between the 60th and 75th percentiles.  Target total cash compensation consisted of base salary plus target annual incentive opportunity.  Actual total cash compensation consisted of base salary plus payment of the aggregate annual incentive opportunity.  Compensia reported that, on an individual basis, target total cash compensation levels for Messrs. Slootman and McGee were below the competitive 25th percentile, and target cash compensation levels for Messrs. Schneider and Scarpelli were between the competitive 25th and 50th percentiles.  Despite the fact that our target cash compensation was below the median of our peers, the total cash compensation actually paid to our executives, including our named executive officers ranged from the 33rd to the 75th percentile.  This was due to the fact that we paid more than 100% of target bonus amounts to our executive officers for their over-achievement of revenue and bookings goals, as discussed below under “Principal Elements of Executive Compensation – Annual Incentive Compensation.”  The Compensation Committee considered the results of Compensia’s studies when determining compensation levels for our executive officers for 2008.

Principal Elements of Executive Compensation

Base Salaries.  Base salary for Mr. Slootman and our other executive officers is established based on the underlying scope of their respective responsibilities, taking into account competitive market compensation.  As noted above, the Compensation Committee’s philosophy is to make a significant percentage of an executive officer’s compensation performance-based through annual incentive compensation and equity awards.  Our focus on performance-based compensation has resulted in the base salaries of our executive officers generally being below the median of our peers.  For 2008, the Committee generally targeted at approximately the 33rd percentile of the peer group companies for base salary.  Base salaries are reviewed annually and adjusted from time to time.  Salary adjustments are based on competitive conditions, individual performance, our overall financial results, changes in job duties and responsibilities, and our overall budget for base salary increases.  The salary increase budget is designed to allow salary increases to retain and motivate successful performers while maintaining affordability within our business plan.

In January 2008, the Compensation Committee of the Board of Directors established the base salaries of our named executive officers as follows:

Name	2008 Title	2008 Base Salary
Frank Slootman………………………	President and Chief Executive Officer	$275,000
Daniel McGee……………………......	Senior Vice President of Engineering	$220,000
Peter Rukavina………………………	Senior Vice President of Operations	$220,000
Michael Scarpelli…………………….	Senior Vice President and Chief Financial Officer	$250,000
David Schneider………………..……	Senior Vice President of Worldwide Sales	$215,000

Annual Incentive Compensation.  Annual cash incentives for our executive officers are designed to align our executive officers’ goals with our revenue and bookings objectives for the year.  For 2008, bonuses were paid quarterly to our named executive officers based on achievement of quarterly revenue objectives, other than Mr. Schneider who participated in the bonus plan based on achievement of bookings objectives.  In January 2008, the Compensation Committee established the quarterly revenue and bookings objectives based on our fiscal year 2008 revenue and bookings plan approved by the Board of Directors.  The Committee determined that the fiscal year 2008 revenue and bookings plan approved by the Board of Directors was an appropriate basis to determine financial objectives for performance-based compensation for the executive officers.  The Compensation Committee believes that quarterly bonuses align our executive compensation program with the quarterly business cycle on which we report financial results as a public company.  Under the plan, target bonus amounts, expressed as a percentage of base salary, were established for participants in January 2008, and in determining the bonus targets the Committee generally targeted a range of approximately the 50th to 66th percentile of the peer companies for target total annual cash compensation.  The bonus targets as a percentage of base salary for each of our named executive officers were as follows for 2008:

Name	2008 Target Bonus as a % of Base Salary	2008 Target Bonus
Frank Slootman……………………………………………...	100%	$275,000
Daniel McGee……………………………………………….	50%	$110,000
Peter Rukavina……………………………………………..	60%	$130,000
Michael Scarpelli……………………………………………	50%	$125,000
David Schneider……………………………………………..	100%	$215,000

Bonus payouts for each quarter were then determined by our financial results for the quarter relative to the predetermined performance measures.  The following chart illustrates our revenue objectives for each quarter of 2008 and our actual performance relative to those objectives; we have not disclosed our bookings objectives, as these are competitively sensitive to us and confidential (amounts in thousands):

	Q1 2008		Q2 2008		Q3 2008		Q4 2008		2008 Total
	Plan	Actual	Plan	Actual	Plan	Actual	Plan	Actual	Plan	Actual
Revenues	$48,041	$52,615	$53,765	$61,211	$57,669	$75,030	$65,569	$85,229	$225,044	$274,085

Payout of bonuses began at 80% plan achievement and scaled linearly to 100% at 100% plan achievement.  Over-achievement of goals beyond 100% and up to 125% of plan accelerates bonus payout at the rate of 2:1, that is, for every 1% of overachievement the bonus accelerates by 2% of the total bonus amount.  From 126% to 150% of plan achievement the bonus payout decelerates to 1.5% per percent of overachievement and from 151% achievement of plan and beyond the bonus payout decelerates to 1.25% per percent of achievement.

Our Compensation Committee could increase or reduce the bonus, at its discretion, based on criteria in addition to revenue and bookings (including our achievement of our financial plan in areas other than bookings or revenue, particularly operating profit and gross margins and the individual’s achievement of quarterly objectives).  In 2008, the Compensation Committee did not exercise its discretion to adjust the bonuses of our executive officers.

As a result of our achievement above plan for each quarter of 2008, our executive officers received bonuses for 2008 that exceeded their target bonus amounts, as illustrated below:

Name	2008 Target Bonus	2008 Actual Bonus
Frank Slootman……………………………………………...	$275,000	$386,184
Daniel McGee……………………………………………….	$110,000	$154,473
Peter Rukavina……………………………………………..	$130,000	$107,523	(1)
Michael Scarpelli……………………………………………	$125,000	$175,538
David Schneider……………………………………………..	$215,000	$298,093

(1)           Mr. Rukavina was with the Company from March 2008 until January 2009; this is a partial year bonus.

Long-Term Incentive Compensation.  Generally, we make a significant equity award in the year that an executive officer commences employment with us.  Thereafter, equity awards may be made at varying times and in varying amounts at the discretion of our Compensation Committee or Board of Directors.  Our Board of Directors evaluates executive officer performance on an annual basis, and the Compensation Committee will grant additional options where warranted.  We also consider additional equity awards to executive officers, with the purpose of ensuring proper overall compensation and motivation for the executive officer to remain with us and to align the executive officer’s interests with those of our stockholders.  In determining equity award amounts, our Compensation Committee or Board of Directors also takes into account the executive officer’s existing equity holdings and degree of vesting in future years.  The size of each grant is generally set at a level that our Compensation Committee or Board of Directors deems appropriate based on competitive benchmarking, our recruiting and retention goals, our desire to create a meaningful opportunity for stock ownership for our executive officers and to reflect the executive’s position with us and potential for future responsibility.  For fiscal 2008, the Committee took into account approximately the 75th percentile of the peer group companies for target equity compensation, among the other factors.  The relative weight given to each of the factors varied from individual to individual at our Compensation Committee’s discretion.

In February and March 2008, long-term incentive awards made to our executive officers were as follows:

Name	Grant Date	Number of Options	Exercise Price
Frank Slootman	February 11, 2008	100,000	$21.94
Daniel McGee	February 11, 2008	50,000	$21.94
Peter Rukavina	March 10, 2008	250,000	$19.46
Michael Scarpelli	February 11, 2008	50,000	$21.94
David Schneider	February 11, 2008	50,000	$21.94

Each of the options granted in February begins vesting two years from the anniversary of the grant date, and then vests with respect to 12.5% of the underlying shares each succeeding quarter such that the option is fully vested six years after grant.  The vesting schedule and the number of shares granted are established to ensure a meaningful incentive for the recipient to remain employed by us.  Accordingly, the option will provide a return to the employee only if he or she remains in our employ, and then only if the market price of our common stock is above the exercise price and appreciates over the option term.  The March new hire grant to Mr. Rukavina vests with respect to 20% of the shares 12 months after grant and with respect to 1/60th of the shares each succeeding month such that the option is fully vested after five years.  Mr. Rukavina left the Company in January 2009 and thus none of the shares had vested.

Grant Timing and Price.  The exercise price of stock options is the fair market value of our common stock on the date of grant.  Prior to our initial public offering, the grant price was established by our Board of Directors using factors it considered appropriate, which at times included a written report of an independent, outside valuation firm.  The grant price is currently set at the closing price of our common stock on The NASDAQ Global Select Market on the date of the grant in accordance with an equity award policy adopted by our Board of Directors.

Our Board of Directors has adopted an equity award policy to govern the process of granting options and other equity awards.  Equity awards to executive officers are made by our Compensation Committee pursuant to the terms of this policy, provided that our Compensation Committee may make exceptions to the policy in appropriate circumstances.  Our Compensation Committee may grant awards at meetings or by written consent.  All awards are effective on the “date of grant,” which is generally the 10th day of a month following the date the Compensation Committee acted, or the 10th day of the following month if the Compensation Committee acted after the 7th day of any month.  To the extent the 10th day of the month falls on a weekend or holiday, the grant will be effective on the next business day after the 10th.

Perquisites

Our executive officers are eligible for the same health and welfare programs and benefits as the rest of our employees.  There are no other perquisites provided to executive officers.

Post-Termination Protection

We have entered into offer letters with our executive officers that provide severance benefits in the event the officer’s employment is terminated by us without cause.  If we terminate one of our executive officers, other than Mr. Slootman, without cause, we will continue to pay his base salary for three months and will reimburse him for a portion of the premiums he pays to continue his health insurance through COBRA for up to three months.  If we terminate Mr. Slootman’s employment for any reason other than cause or disability, his severance benefits would include payment of his base salary for six months and six months of accelerated vesting on options granted to him prior to 2008 that he holds at the time of his termination.

We also provide additional vesting on change in control for our executive officers.  The program requires a “double trigger,” or a change in control followed by an involuntary loss of employment within 12 months thereafter.  Under the program, each of our named executive officers would be vested in 50% of his then unvested option shares, restricted shares, and/or restricted stock units, as applicable, upon a double trigger, except that Mr. Slootman would be fully vested in all of his option shares upon a double trigger.  In addition, Mr. Scarpelli would receive lump sum payments equal to six months of his base salary and 50% of his target bonus in effect at the time of his termination within 12 months of a change of control in lieu of the severance benefits he would be entitled to for a separation apart from a change of control.  See the section entitled “Potential Payments Upon Termination or Change in Control” for a more detailed discussion of the quantification of these payments.

Our Compensation Committee believes the additional vesting on a change in control is a critical part of the overall compensation package offered to our executive officers since it enhances our ability to attract and retain executive officers.  The program also is intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or potential change in control of the Company.  In addition, the program is intended to align executive officer and stockholder interests by enabling executive officers to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executive officer’s own employment.

CEO Compensation

Our Compensation Committee bases its compensation decisions for Mr. Slootman on the Board’s assessment of the Company’s performance and his performance using methods consistent with those used for our other executive officers.  Mr. Slootman’s 2008 compensation consisted of base salary, his quarterly cash bonuses and a stock option award.  Mr. Slootman’s annual salary for fiscal 2008 was $275,000, which the Compensation Committee determined was below median competitive practices.  Mr. Slootman’s target annual incentive compensation was set at 100% of base salary, which our Compensation Committee determined would bring Mr. Slootman’s target total cash compensation to approximately the 50th percentile of the peer companies.  Mr. Slootman’s awards under the quarterly bonus program were paid in accordance with the terms of the bonus program for all officers discussed above and included the same over-achievement percentages paid to the other officers.  In February 2008, our Board of Directors approved an option grant for 100,000 shares of our common stock to Mr. Slootman taking into account the factors discussed above, including his existing stock holdings, the extent to which he is vested in his existing stock options, and his overall performance.  The actual amounts paid to Mr. Slootman in 2008 are shown in the Summary Compensation Table below.

Financial Restatement

Our Compensation Committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash or equity based incentive compensation paid to officers or others where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement.

Stock Ownership

Although ownership of our stock is encouraged, we have not adopted a policy requiring a specific level of stock ownership by our executive officers or members of our Board of Directors.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code places a limit of $1.0 million on the amount of compensation that we may deduct in any one year with respect to each of our named executive officers.  There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. Under our 2007 Equity Incentive Plan, any compensation deemed paid to an officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date is deemed to qualify as performance-based compensation and should not be subject to the $1.0 million deduction limitation.  To maintain flexibility in compensating officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation during fiscal years 2006, 2007 and 2008, awarded to, earned by, or paid to our principal executive officer, principal financial officer, and the next three most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary		Bonus		Option Awards(1)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Frank Slootman	2008	$275,000		-----		$2,194,000		$386,184	(2)	-----		$2,855,184
President and Chief Executive Officer	2007	275,000		-----		480,737		189,333	(3)	-----		945,070
	2006	264,583	(4)	50,000	(5)	22,678		50,000	(6)	-----		387,261
Daniel R. McGee	2008	220,000		-----		1,097,000		154,473	(2)	-----		1,471,473
Senior Vice President of Engineering	2007	200,000		-----		178,726		75,741	(3)	-----		454,467
	2006	175,769		68,836	(7)	147,811		43,836	(6)	10,451	(8)	446,703
Peter Rukavina …………	2008	199,269		-----		4,865,000		107,523	(2)	-----		5,171,792
Former Senior Vice President of Operations(9)
Michael P. Scarpelli	2008	250,000		-----		1,097,000		175,538	(2)	-----		1,522,538
Senior Vice President and Chief Financial Officer	2007	250,000		12,539	(10)	257,057		94,675	(3)	-----		614,271
	2006	62,500		14,932	(5)	61,044		14,932	(6)	-----		153,408
David L. Schneider	2008	215,000		-----		1,097,000		298,093	(2)	-----		1,610,093
Senior Vice President of Worldwide Sales	2007	200,000		-----		202,869		385,951	(3)	-----		788,820
	2006	170,000		-----		10,068	(11)	418,700	(6)	-----		598,768

___________________________

(1)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R), excluding forfeiture estimates.  See Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009, for a discussion of our assumptions in determining the SFAS 123(R) values of our option awards.

(2)
Reflects payments pursuant to our 2008 bonus program.  For Messrs. Slootman, Scarpelli, Rukavina and McGee, quarterly bonuses were paid on achievement of quarterly revenue objectives, while quarterly bonuses were paid to Mr. Schneider based on the achievement of bookings objectives.

(3)
Reflects payments pursuant to our 2007 bonus program.  For Messrs. Slootman, Scarpelli and McGee, quarterly bonuses were paid on achievement of quarterly revenue objectives, while quarterly bonuses were paid to Mr. Schneider based on the achievement of bookings objectives.

(4)	Mr. Slootman’s base salary was increased to $275,000 on April 1, 2006.

(5)
Reflects discretionary bonuses approved by our Board of Directors for performance of the Company that exceeded the goals set forth in our 2006 bonus program.  The bonus amounts for Messrs. Scarpelli and McGee were pro-rated based on their start dates.

(6)	Reflects payments pursuant to our 2006 bonus program. The bonus amounts for Messrs. Scarpelli and McGee were pro-rated based on their start dates.

(7)	Represents a $25,000 signing bonus in addition to a $43,836 discretionary bonus described in footnote 5 above.

(8)	Represents relocation expenses paid by us in connection with Mr. McGee’s commencement of employment in order to assist him in moving his family to California.

(9)	Mr. Rukavina joined the Company in March 2008 and left in January 2009. Mr. Rukavina received $55,000 in severance when he left the Company in January 2009.

(10)	Reflects a bonus awarded to Mr. Scarpelli by our compensation Committee due to his achievement of individual performance goals related to our initial public offering that occurred in June 2007.

(11)
Includes dollar amounts recognized for financial statement reporting purposes in connection with an option to purchase 110,000 shares of our common stock granted in December 2006 with an exercise price of $1.00 per share that was mutually rescinded by Mr. Schneider and us.

Grants of Plan-Based Awards During 2008

The following table sets forth each plan-based award granted to our named executive officers during 2008.

The amounts shown in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” column for Messrs. Slootman, McGee, Rukavina, Scarpelli and Schneider reflect their participation in our 2008 bonus program, which is described in greater detail in the section entitled “Compensation Discussion and Analysis” above.  The amounts actually paid to each officer are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Name	Award Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards Per Share(1)		Grant Date Fair Value of Stock and Option Awards(2)
Frank Slootman	Annual Cash Annual Option	N/A 02/11/2008	$275,000 N/A	$	N/A 100,000	$	N/A 21.94	$	N/A 1,328,540
Daniel R. McGee	Annual Cash Annual Option	N/A 02/11/2008	110,000 N/A		N/A 50,000		N/A 21.94		N/A 664,270
Peter Rukavina	Annual Cash Annual Option	N/A 03/10/2008	130,000 N/A		N/A 250,000		N/A 19.46		N/A 2,693,075
Michael P. Scarpelli	Annual Cash Annual Option	N/A 02/11/2008	125,000 N/A		N/A 50,000		N/A 21.94		N/A 664,270
David L. Schneider	Annual Cash Annual Option	N/A 02/11/2008	215,000 N/A		N/A 50,000		N/A 21.94		N/A 664,270
_____________________________

(1)	The amounts in this column represent the fair market value of our common stock on the date of grant.

(2)
The amounts in this column represent the aggregate grant date fair value of the stock option, computed in accordance with SFAS 123(R).  See Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009, for a discussion of our assumptions in determining the SFAS 123(R) values of our option awards.

Outstanding Equity Awards at December 31, 2008

The following table presents information regarding outstanding option awards held as of December 31, 2008 by each named executive officer.

The options granted to our named executive officers, other than options granted to Mr. Slootman and Mr. Scarpelli in March 2007, are immediately exercisable, whether vested or unvested at the time of exercise for all of the underlying option shares, except to the extent exercisability is deferred to maximize the number of shares eligible for treatment as incentive stock options.  The options granted to Mr. Slootman and Mr. Scarpelli in March 2007 will become exercisable as they vest.  Unvested shares are subject to repurchase by us at the exercise price upon termination of the officer’s service for any reason.  The numbers reported in the “Number of Securities Underlying Unexercised Options” columns indicate the number of shares underlying unexercised options that were exercisable and unexercisable as of December 31, 2008.

The vesting applicable to each outstanding option is described in the footnotes to the table below.  For a description of the acceleration of vesting provisions applicable to the options held by our executive officers, please see the section titled “Potential Payments Upon Termination or Change in Control” below.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable		Option Exercise Price	Option Expiration Date
Frank Slootman ………………………	993,536	(1)	-----		$0.10	8/27/13
Frank Slootman ………………………	677,018	(2)	29,436		0.40	8/9/15
Frank Slootman ………………………	33,333	(3)	56,667		8.90	3/25/17
Frank Slootman ………………………	-----		100,000	(4)	21.94	2/10/18
Daniel R. McGee …………………	193,109	(5)	96,875		0.70	3/14/16
Daniel R. McGee …………………	-----		50,000	(6)	21.94	2/10/18
Peter Rukavina .……………………	-----		250,000	(7)	19.46	3/10/18
Michael P. Scarpelli …………………	314,596	(8)	-----		0.75	9/13/16
Michael P. Scarpelli …………………	2,777	(9)	47,223		8.90	3/25/17
Michael P. Scarpelli …………………	-----		50,000	(10)	21.94	2/10/18
David L. Schneider …………………	46,327	(11)	9,066		0.40	9/13/15
David L. Schneider …………………	82,165	(12)	83,335		7.26	2/11/17
David L. Schneider …………………	-----		50,000	(13)	21.94	2/10/18

___________________________

(1)
This option covered 1,743,536 shares of our common stock.  Mr. Slootman has exercised 804,381 of the shares subject to the option.  Twenty-five percent (25%) of the option shares vested when Mr. Slootman completed 12 months of continuous service after July 28, 2003.  An additional 1/48th of the option shares vested upon Mr. Slootman’s completion of each additional month of continuous service thereafter.

(2)	The shares subject to this option vest in equal monthly installments over four years of continuous service after August 10, 2005.

(3)	The shares subject to this option vest in 36 equal monthly installments beginning on April 25, 2009 and ending on March 25, 2012.

(4)
The shares subject to this option shall vest and become exercisable as to 1/16th of such shares when Mr. Slootman completes 27 months of continuous service after the vesting commencement date of February 11, 2008, and as to an additional 1/16th of such shares when Mr. Slootman completes each three months of continuous service thereafter.

(5)
This option covered 490,000 shares of our common stock.  Mr. McGee has exercised 200,016 of the shares.  Twenty-five percent (25%) of the option shares vested when Mr. McGee completed 12 months of continuous service after February 15, 2006.  An additional 1/48th of the option shares will vest when Mr. McGee completes each additional month of service thereafter.

(6)
The shares subject to this option shall vest and become exercisable as to 1/16th of such shares when Mr. McGee completes 27 months of continuous service after the vesting commencement date of February 11, 2008, and as to an additional 1/16th of such shares when Mr. McGee completes each three months of continuous service thereafter.

(7)	These options expired unvested when Mr. Rukavina resigned in January 2009.

(8)
This option covered 625,000 shares of our common stock.  Mr. Scarpelli has exercised 310,404 of the shares subject to the option.  Twenty-five percent (25%) of the option shares vested upon Mr. Scarpelli’s completion of 12 months of continuous service after September 14, 2006.  An additional 1/48th of the option shares will vest when Mr. Scarpelli completes each additional month of continuous service thereafter.

(9)	The shares subject to this option vest in 36 equal monthly installments beginning on April 25, 2009 and ending on March 25, 2012.

(10)
The shares subject to this option shall vest and become exercisable as to 1/16th of such shares when Mr. Scarpelli completes 27 months of continuous service after the vesting commencement date of February 11, 2008, and as to an additional 1/16th of such shares when Mr. Scarpelli completes each three months of continuous service thereafter.

(11)
This option covered 217,573 shares of our common stock.  Mr. Schneider exercised 162,180 of the shares subject to the option in 2006.  The shares subject to this option vest in equal monthly installments over four years of continuous service after August 10, 2005.

(12)
This option covered 200,000 shares of our common stock.  Mr. Schneider has exercised 18,500 of the shares subject to the option.  The shares subject to this option vest in equal monthly installments over four years of continuous service after February 11, 2007.

(13)
The shares subject to this option shall vest and become exercisable as to 1/16th of such shares when Mr. Schneider completes 27 months of continuous service after the vesting commencement date of February 11, 2008, and as to an additional 1/16th of such shares when Mr. Schneider completes each three months of continuous service thereafter.

Option Exercises During 2008

The following table shows the number of shares acquired pursuant to the exercise of options by each named executive officer during 2008 and the aggregate dollar amount realized by the named executive officer upon exercise of the option:

Name	Number of Shares Acquired on Exercise	Value Realized On Exercise(1)
Frank Slootman………………………………..…………………....	500,000	$10,237,843
Daniel McGee………………………..…………………….………..	160,000	$3,187,597
Peter Rukavina(2)……….………………………………….………..	-	-
Michael Scarpelli………………………..……………………..……	139,500	$2,759,783
David Schneider…………………….………………………..……..	18,500	$316,149
_________________________

(1)
The aggregate dollar amount realized upon the exercise of an option represents the difference between the aggregate market price of the shares of our common stock underlying that option on the date of exercise and the aggregate exercise price of the option.

(2)	Mr. Rukavina joined the Company in March of 2008 and left in January of 2009. His stock option was not vested at the time he left.

Employment Agreements and Offer Letters

We have entered into offer letters with each of our executive officers.

Frank Slootman.  We entered into an offer letter with Mr. Slootman in June 2003, which sets forth his initial base salary of $250,000 per year.  If we terminate Mr. Slootman’s employment for any reason other than cause or disability, then we will continue to pay him his base salary for 6 months provided he signs a release of claims.

Daniel R. McGee.  We entered into an offer letter with Mr. McGee in January 2006 which sets forth his initial base salary of $200,000 per year and the opportunity to earn an annual bonus with a target amount of $50,000.  Mr. McGee also received a $25,000 signing bonus. To assist Mr. McGee in relocating his family from Washington, we offered him up to $15,000 in relocation benefits. If we terminate Mr. McGee’s employment for any reason other than cause or disability, then we will continue to pay him his base salary for 3 months and will reimburse him for a portion of the premiums he pays to continue his health insurance through COBRA for up to 3 months.  All severance benefits are contingent on Mr. McGee signing a release of claims.

Peter J. Rukavina.  We entered into an offer letter with Peter J. Rukavina on March 5, 2008 for Mr. Rukavina to become our Senior Vice President, Operations.  We agreed to pay Mr. Rukavina an annual salary of $220,000, and Mr. Rukavina was eligible for an annual bonus under our 2008 Bonus Plan.  His bonus target has been set at $130,000 for 2008, payable in quarterly increments of 25% and pro-rated for the first quarter of fiscal 2008 from his date of hire.  The bonus was to be awarded based on objective or subjective criteria established by Mr. Slootman and approved by our Board of Directors.  If we were to terminate Mr. Rukavina’s employment for any reason other than cause or disability, then we were to continue to pay him his base salary for 3 months and to reimburse him for a portion of the premiums he paid to continue his health insurance through COBRA for up to 3 months.  All severance benefits were to be contingent on Mr. Rukavina signing a release of claims.  In January 2009, Mr. Rukavina left the company and received $55,000 after signing a release of claims.

Michael P. Scarpelli.  We entered into an offer letter with Mr. Scarpelli in September 2006 which sets forth his initial base salary of $250,000 per year and the opportunity to earn an annual bonus with a target amount of $25,000.  If we terminate Mr. Scarpelli’s employment for any reason other than cause or disability, then we will continue to pay him his base salary for 3 months and will reimburse him for a portion of the premiums he pays to continue his health insurance through COBRA for up to 3 months.  If the termination occurs within 12 months after a change in control of the Company, then we will pay Mr. Scarpelli a lump sum severance amount equal to 6 months of his base salary and 50% of his target bonus in effect at the time of the termination.  All severance benefits are contingent on Mr. Scarpelli signing a release of claims.

David L. Schneider.  We entered into an offer letter with Mr. Schneider in December 2003 which sets forth his initial base salary of $160,000 per year and the opportunity to earn commissions.  If we terminate Mr. Schneider’s employment for any reason other than cause or disability, then we will continue to pay him his base salary for 3 months and will reimburse him for a portion of the premiums he pays to continue his health insurance through COBRA for up to 3 months.  All severance benefits are contingent on Mr. Schneider signing a release of claims.

The following definitions are used in the offer letters with our executive officers:

“Cause” means (1) an unauthorized use or disclosure of our confidential information or trade secrets, (2) a material failure to comply with our written rules or policies, (3) conviction of, or plea of “guilty” or “no contest” to, a felony or (4) gross misconduct.

“Change in control” is defined as either a merger or other reorganization in which 50% or more of the Company’s voting power is transferred to new stockholders or a sale of all or substantially all of our assets.

“Disability” means that the officer is unable to perform the essential functions of his position for at least 120 days because of physical or mental impairment.

Each of our executive officers has entered into an agreement with us with respect to confidential information and inventions.  Among other things, these agreements obligate our officers to assign any inventions conceived or developed during their employment by us and to refrain from disclosing our confidential information.  These agreements also include a covenant not to solicit our employees for a period of 12 months following the termination of the officer’s employment.

Potential Payments Upon Termination or Change in Control

Please see the section titled “Employment Agreements and Offer Letters” above for a description of the severance arrangements for our executive officers.

The options granted to our executive officers include the following provisions for acceleration of vesting:

Frank Slootman.  The stock options, restricted shares and/or restricted stock units granted to Mr. Slootman provide that if he is subject to an involuntary termination within 12 months after a change in control of the Company, 100% of his unvested option shares, restricted shares and/or restricted stock units will vest.  Any awards granted to Mr. Slootman in the future under our 2007 Equity Incentive Plan will also include this provision.  In addition, the stock options granted to Mr. Slootman prior to 2007 provide that if Mr. Slootman’s employment is terminated for any reason other than cause or disability, then, provided Mr. Slootman signs a release of claims, Mr. Slootman will receive 6 months of additional vesting.

Daniel R. McGee, Peter J. Rukavina Michael P. Scarpelli and David L. Schneider.  The stock options, restricted shares and/or restricted stock units granted to Messrs. McGee, Rukavina, Scarpelli and Schneider provide that if the individual is subject to an involuntary termination within 12 months after a change in control of the Company, 50% of his unvested option shares, restricted shares and/or restricted stock units will vest.  Any awards granted to Messrs. McGee, Scarpelli and Schneider in the future under our 2007 Equity Incentive Plan will also include this provision.

Notwithstanding the foregoing, for any awards granted to our named executive officers in the future under our 2007 Equity Incentive Plan, if the surviving company in a merger does not assume such options or replace them with comparable awards, then 50% of the unvested shares, restricted shares and/or restricted stock units (100% in the case of Mr. Slootman) subject to each of their options will vest at the time of such change in control regardless of whether they are subject to an involuntary termination.  This acceleration of vesting shall be in place of (and not in addition to) any acceleration of vesting that our executive officers would otherwise be entitled to under our 2007 Equity Incentive Plan.  Options granted to our executive officers under our 2002 Stock Plan will accelerate as to all shares if the surviving corporation does not assume the options or replace them with comparable options.

The following definitions apply to our executive officers’ stock options:

“Cause” means (1) an unauthorized use or disclosure of our confidential information or trade secrets, (2) a material failure to comply with our written policies or rules, (3) conviction of, or plea of “guilty” or “no contest” to, a felony, (4) gross misconduct, (5) a continuing failure to perform assigned duties after written notice from our Board of Directors or (6) failure to cooperate in good faith with a governmental or internal investigation of the Company or its officers, directors or employees, if requested by the Company.

“Change in control” means (1) a merger of the Company after which our own stockholders own 50% or less of the surviving corporation or its parent company, (2) a sale of all or substantially all of our assets, (3) a change in the composition of our Board of Directors, as a result of which less than half of the incumbent directors either had been directors two years before the change in composition of the Board of Directors or were appointed or nominated by the Board by a majority of the directors who had been directors two years before or had been selected in this manner, or (4) an acquisition of 50% or more of our outstanding stock by any person or group, other than a person related to the Company, such as a holding company owned by our stockholders.

“Involuntary termination” means (1) a termination by us for reasons other than cause or (2) a voluntary resignation following (a) a change in the officer’s position with the Company that materially reduces his scope of authority or level of responsibility, (b) a reduction in the officer’s base salary (other than pursuant to generally applicable reductions to similarly situated employees) or (c) receipt of notice that the officer’s principal workplace will be relocated more than 40 miles (we refer to a resignation following (a), (b) or (c) as a resignation for “good reason”); provided, however, that the officer shall provide notice to the Company within 90 days of the occurrence of one of the above-referenced conditions and allow the Company 30 days in which to cure the condition.  For the purpose of clause (a), upon or after a change in control, a change in authority or responsibility shall not be deemed to occur solely as a result of being part of a larger organization or because of a change in title (except for a change in the title of the chief executive officer or the chief financial officer).

Estimated Benefits and Payments Upon Termination of Employment

The following table describes the potential payments and benefits upon termination of our executive officers’ employment before or after a change in control of the Company as described above, as if each officer’s employment terminated as of December 31, 2008.

Name	Benefit	Voluntary Resignation/ Termination for Cause or Disability		Termination Other than For Cause or Disability Prior to Change in Control	Termination Other than For Cause or Disability After a Change in Control	Resignation For Good Reason after a Change in Control
Frank Slootman	Severance	$	-----	$137,500	$137,500	$	-----
	Option Acceleration		-----	7,792,471	7,792,471		7,792,471
	COBRA Premiums		-----	-----	-----		-----
	Vacation Payout(1)		-----	-----	-----		-----
	Total Value		-----	7,929,971	7,929,971		7,792,471
Daniel R. McGee	Severance		-----	55,000	55,000		-----
	Option Acceleration		-----	1,214,899	1,214,899		1,214,899
	COBRA Premiums		-----	3,544	3,544		-----
	Vacation Payout(1)		-----	-----	-----		-----
	Total Value		-----	1,273,443	1,273,443		1,214,899
Peter Rukavina(2)	Severance		-----	55,000	55,000		-----
	Option Acceleration		-----	-----	-----		-----
	COBRA Premiums		-----	5,141	5,141		5,141
	Vacation Payout(1)		-----	-----	-----		-----
	Total Value		-----	60,141	60,141		5,141
Michael P. Scarpelli	Severance		-----	62,500	156,250		-----
	Option Acceleration		-----	2,636,778	2,636,778		2,636,778
	COBRA Premiums(3)		-----	-----	-----		-----
	Vacation Payout(1)		-----	-----	-----		-----
	Total Value		-----	2,699,278	2,793,028		2,636,778
David L. Schneider	Severance		-----	53,750	53,750		-----
	Option Acceleration		-----	890,800	890,800		890,800
	COBRA Premiums		-----	5,141	5,141		-----
	Vacation Payout(1)		-----	-----	-----		-----
	Total Value		-----	949,691	949,691		890,800
_____________________________

(1)	Effective July 1, 2008, our executives no longer accrue vacation time.

(2)	Mr. Rukavina joined the Company in March 2008 and left in January 2009.

(3)
Pursuant to his offer letter, Mr. Scarpelli is eligible for three months of company-paid COBRA premiums if he is terminated other than for cause or disability; however, he currently has elected not to participate in our health plan.

For purposes of valuing the severance and vacation payments in the table above, we used each executive’s base salary in effect at the end of 2008.

The value of option acceleration shown in the table above was calculated based on the assumption that the officer’s employment was terminated and the change in control (if applicable) occurred on December 31, 2008 and that the fair market value of our common stock on that date was $18.80, which represents the closing price of our common stock on The NASDAQ Global Market on that date.  The value of the vesting acceleration was calculated by multiplying the number of unvested shares subject to each option by the difference between the fair market value of our common stock as of December 31, 2008 and the exercise price of the option.

DIRECTOR COMPENSATION

Under our director compensation policy currently in effect, directors who are also officers or employees of the Company receive no additional compensation for services as a director, committee participation or special assignments.

Directors who are not officers or employees of the Company or any of its subsidiaries (each, a “Non-Employee Director”) receive the following compensation:

• Each Non-Employee Director will receive a $10,000 annual retainer, commencing at each Annual Meeting of Stockholders, payable quarterly in arrears.

• The chairman of our Board of Directors will receive an additional $10,000 annual retainer, commencing at each Annual Meeting of Stockholders, payable quarterly in arrears.

• The chairman of our Audit Committee will receive an additional $20,000 annual retainer, commencing at each Annual Meeting of Stockholders, payable quarterly in arrears.

• The chairman of our Compensation Committee will receive an additional $10,000 annual retainer, commencing at each Annual Meeting of Stockholders, payable quarterly in arrears.

• Each Non-Employee Director will receive an annual grant at each Annual Meeting of Stockholders to purchase 15,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of the grant. Each annual grant will vest in equal monthly installments over twelve months, commencing on the date of grant.  Each annual grant will expire on the tenth anniversary of the date of grant or twelve months after the termination of service as a member of our Board of Directors.

• Each new Non-Employee Director joining our Board of Directors will receive an initial grant of stock options to purchase 50,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant. The grant will vest in equal monthly installments over three years. Each new Non-Employee Director will be eligible in the following year to receive the annual stock option grant referred to above.

In September 2003, we entered into an amended and restated consulting agreement with Dr. Li, one of our co-founders and a current member of our Board of Directors.  Pursuant to this agreement, Dr. Li agreed to serve as our Chief Scientist on a part-time consulting basis.  As remuneration for these services, we have agreed to pay Dr. Li a consulting fee of $7,500 per month and a monthly housing allowance of $2,000 per month for any month in which Dr. Li provides services at our headquarters.

The following table sets forth the total compensation awarded to, earned by, or paid to each person who served as a director during 2008, other than a director who also served as an executive officer.

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)(3)		All Other Compensation		Total
Ronald D. Bernal	$5,000	$366,600	(2)	-----		$371,600
Aneel Bhusri	10,000	366,600		-----		376,600
Ronald E.F. Codd	15,000	366,600		-----		381,600
Reed E. Hundt	7,500	366,600		-----		374,100
Kai Li(4)	-----	266,250		108,486	(5)	374,736
Jeffrey A. Miller	10,000	366,600		-----		376,600
Scott D. Sandell	5,000	366,600		-----		371,600
___________________________

(1)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R), excluding forfeiture estimates.  See Note 1 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009, for a discussion of our assumptions in determining the SFAS 123(R) values of our option awards.

(2)
The directors’ aggregate stock option holdings as of December 31, 2008 were:  Mr. Bernal - 115,000 shares, Mr. Bhusri - 115,000 shares, Mr. Codd – 215,999 shares, Mr. Hundt – 245,000 shares, Mr. Li – 382,997 shares, Mr. Miller – 215,000 shares and Mr. Sandell – 115,000 shares.

(3)
On June 4, 2008, we made our annual stock option grants to each of our Non-Employee Directors, granting options to purchase 15,000 shares of our common stock to each Non-Employee Director at an exercise price of $24.44 per share.  The grant date fair value of each award was $168,450.

(4)
In November 2008, we granted Dr. Li an option to purchase 15,000 shares of our common stock at an exercise price of $17.75.  The grant has a term of ten years and 6,250 shares were immediately exercisable on the grant date and 1,250 shares become exercisable on the fourth day of each succeeding month, such that the grant will be fully vested and exercisable on June 4, 2009.  The grant date fair value of the award was $139,500.

(5)	Includes $90,000 in consulting fees earned and $18,486 in commuting expenses incurred by Dr. Li and reimbursed by us.

Compensation Committee Interlocks and Insider Participation

As noted above, the Compensation Committee of our Board of Directors currently consists of Messrs. Bhusri, Hundt and Miller.  None of our executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

COMPENSATION COMMITTEE REPORT

This report of the Compensation Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act of 1933 or the Securities Exchange Act of 1934.

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

Jeffrey A. Miller, Chair
Aneel Bhusri
Reed E. Hundt

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information as to the beneficial ownership of our common stock as of April 15, 2009 by:

•           each of our named executive officers;

•           each of our directors;

•           all of our directors and executive officers as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

The following table lists the applicable percentage beneficial ownership based on 61,103,388 shares of common stock outstanding as of April 15, 2009.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of common stock subject to stock options exercisable and RSUs vesting within 60 days of April 15, 2009 are deemed outstanding and beneficially owned by the person holding such stock options or RSUs for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Data Domain, Inc., 2421 Mission College Blvd., Santa Clara, CA 95054.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
5% Stockholders
Entities affiliated with Artis Capital Management(1)……………...	15,836,844	25.92%
Entities affiliated with New Enterprise Associates(2)……………….….	9,669,551	15.82

Directors and Named Executive Officers
Ronald D. Bernal(3)…………………………………………………….	264,116	*
Aneel Bhusri(4)…………………………………………………………	2,451,545	4.00%
Ronald E.F. Codd(5)……………………………………………………	222,500	*
Reed E. Hundt(6)……………………………………………………….	223,261	*
Kai Li(7)………………………………………………………………...	1,373,959	2.24%
Jeffrey A. Miller(8)……………………………………………………..	243,196	*
Scott D. Sandell(9)…………………………………………………….	9,782,051	15.98%
Frank Slootman(10)…………………………………………………….	1,651,108	2.63%
Michael P. Scarpelli(11)………………………………………………..	172,390	*
Daniel R. McGee(12)…………………………………………………..	195,115	*
David L. Schneider(13)………………………………………………..	375,131	*
Peter Rukavina (14)………………………………………………..…..	---	*
All current directors and executive officers as a group (12 persons)(15)……………………………………………………………	16,954,372	26.48%

__________________
* Less than 1%

(1)
Represents shared voting and dispositive power over 15,836,844 shares held by Artis Capital Management, L.P. (“Artis”), Artis Capital Management, Inc. (“Artis Inc.”) and Stuart L. Peterson, with shared voting and dispositive power over 6,683,335 of those shares held by Artis Partners 2X Ltd. (“2X”) and shared voting and dispositive power over 3,696,284 of those shares held by Artis Partners 2X (Institutional), L.P. (“QP2X”).  Artis Inc. is the general partner of Artis.  Mr. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc.  Each of Artis, Artis Inc., Mr. Peterson, 2X and QP2X disclaims beneficial ownership of the shares except to the extent of that person’s pecuniary interest therein.  The address of Artis, Artis Inc., Mr. Peterson and QP2X is One Market Plaza, Steuart Street Tower, Suite 2700, San Francisco, CA 94105.  The principal business address of 2X is c/o Goldman Sachs Administration Services, Gardenia Court, Suite 3307, 45 Market Street, Camana Bay, P.O. Box 896, KY1-1103, Cayman Islands.  The information regarding the beneficial ownership of Artis, Artis Inc., Mr. Peterson, 2X and QP2X is derived from a Schedule 13G/A filed on February 17, 2009.

(2)
Represents 9,647,664 shares held by New Enterprise Associates 10, Limited Partnership (“NEA 10”) and 21,887 shares held by NEA Partners 10, Limited Partnership (“NEA Partners 10”).  The general partner of NEA 10 is NEA Partners 10, and the individual general partners of NEA Partners 10 are M. James Barrett, Peter J. Barris, C. Richard Kramlich, Charles W. Newhall III, Mark W. Perry, Scott D. Sandell and Eugene A. Trainor III.  Each of the individual general partners of NEA Partners 10 exercises shared voting and investment power through NEA Partners 10 over the shares held by NEA 10 and NEA Partners 10, and each of the individual general partners disclaims beneficial ownership of the shares held of record by NEA 10 and NEA Partners 10 except to the extent of his individual pecuniary interest therein.  The principal business address of each of NEA 10, NEA Partners 10 and Messrs. Newhall and Trainor is New Enterprise Associates, 1119 St. Paul Street, Baltimore, Maryland 21202.  The principal business address of Messrs. Kramlich, Perry and Sandell is New Enterprise Associates, 2490 Sand Hill Road, Menlo Park, California 94025.  The principal business address of Messrs. Barrett and Barris is New Enterprise Associates, 5425 Wisconsin Avenue, Suite 800, Chevy Chase, Maryland 20815.  The information regarding the beneficial ownership of NEA 10, NEA Partners 10 and each of the individual general partners is derived from a Schedule 13G/A filed on February 17, 2009.

(3)
Represents 125,966 shares held by Ronald Daniel Bernal and Pamela Mayer Bernal as Trustees of Bernal Family Trust U/D/T 11/3/95, 25,650 shares held by Wells Fargo Bank, Trustee of SHV Profit Sharing Plan FBO Ronald D. Bernal and 112,500 shares of common stock issuable upon exercise of an option exercisable within 60 days of April 15, 2009.  Mr. Bernal disclaims beneficial ownership of the shares held by Ronald Daniel Bernal and Pamela Mayer Bernal as Trustees of Bernal Family Trust U/D/T 11/3/95 except to the extent of his individual pecuniary interest therein.

(4)
Includes 1,712,529 shares held by Greylock XI Limited Partnership (“GXILP”), 47,819 shares held by Greylock XI-A Limited Partnership (“GXIALP”), and 195,948 shares held by Greylock XI Principals LLC (“GXIPLLC”).  The general partner of GXILP and GXIALP is Greylock XI GP Limited Partnership (“GXIGPLP”).  Aneel Bhusri is a Managing General Partner of GXIGPLP and may be deemed to beneficially own the shares held by GXILP, GXIALP and GXIGPLP.  Mr. Bhusri is one of the members of GXIPLLC and exercises shared voting and investment power over the shares held of record by GXILP, GXIALP and GXIPLLC.  Mr. Bhusri disclaims beneficial ownership of such shares except to the extent of his individual pecuniary interest therein.  Also includes 382,749 shares held directly by Mr. Bhusri and 112,500 shares of common stock issuable upon exercise of an option exercisable within 60 days of April 15, 2009.

(5)
Represents 100,000 shares held by Ronald E. F. Codd, 10,000 shares held by The Codd Revocable Trust Dated 3/06/98, Ronald E. and Susan T. Codd, Trustees and 112,500 shares of common stock issuable upon exercise of an option exercisable within 60 days of April 15, 2009.

(6)
Represents 30,000 shares held by Reed E. Hundt, 761 shares held by the Charles Ross Partners Investment Fund Number 29 and 192,500 shares of common stock issuable upon exercise of an option exercisable within 60 days of April 15, 2009.  Mr. Hundt has a pecuniary interest in shares held by Greylock XI Limited Partnership, which is a stockholder of ours, but Mr. Hundt has no voting or investment power over the shares held by this entity.  The shares set forth in the table above do not reflect shares held by this entity.

(7)
Represents 658,959 shares held directly by Kai Li, 500,000 shares held by the Kai Li GRAT dtd 12/26/07 and 215,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 15, 2009.  Of the 658,959 shares held directly by Kai Li, 94,497 shares are subject to a lapsing right of repurchase.

(8)
Represents 115,000 shares held by the J. Miller 2007 Grantor Retained Annuity Trust, 115,000 shares held by the K. Miller 2007 Grantor Retained Annuity Trust, 696 shares held by the Miller Living Trust and 12,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 15, 2009.  Of the 115,000 shares held by the J. Miller 2007 Grantor Retained Annuity Trust and the 115,000 shares held by the K. Miller 2007 Grantor Retained Annuity Trust, 83,334 shares are subject to a lapsing right of repurchase.  Mr. Miller has a pecuniary interest in shares held by Greylock XI Limited Partnership, which is a stockholder of ours, but Mr. Miller has no voting or investment power over the shares held by this entity.  The shares set forth in the table above do not reflect shares held by this entity.

(9)
See footnote (2) above regarding Mr. Sandell’s relationship with NEA 10.  Mr. Sandell disclaims beneficial ownership of the shares held by NEA 10 and NEA Partners 10 referenced in footnote (2) above, except to the extent of his pecuniary interest therein.  Also includes 112,500 shares of common stock issuable upon exercise of an option exercisable within 60 days of April 15, 2009.

(10)
Represents 1,602 shares of common stock held by Frank Slootman and Brenda L. Slootman, as community property, and 1,649,506 shares of common stock issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(11)
Represents 90,330 shares of common stock held by Michael P. Scarpelli and Janet L. Scarpelli, as community property with the right of survivorship, and 82,060 shares of common stock issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(12)	Represents 2,006 shares of common stock held by Daniel McGee. Also includes 193,109 shares of common stock issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(13)
Represents 84,366 shares of common stock held by David Schneider and Barbara Schneider, 162,273 shares of common stock held by the Schneider 2001 Living Trust, David & Barbara Schneider Trustees, August 31, 2001, and 128,492 shares of common stock issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(14)	Mr. Rukavina departed the Company effective January 5, 2009.

(15)	Includes 2,923,167 shares of common stock issuable upon exercise of options exercisable within 60 days of April 15, 2009.

Equity Compensation Plans

The following table sets forth information as of December 31, 2008 regarding equity awards under our 2002 Stock Plan, 2007 Equity Incentive Plan and 2007 Employee Stock Purchase Plan.  The 2007 Equity Incentive Plan became effective on June 26, 2007 in connection with our initial public offering and replaced our 2002 Stock Plan.  No further equity grants will be made under our 2002 Stock Plan.

Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights(2)	(c) Number of Shares Remaining Available for Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column (a)(3)
Equity compensation plans approved by security holders	13,783,261	$10.49	5,765,816
Equity compensation plans not approved by security holders	-----	----	----
Total	13,783,261	$10.49	5,765,816

________________________

(1)	Includes 18,581shares issuable upon vesting of RSUs granted under the 2007 Equity Incentive Plan. The remaining balance consists of outstanding stock options.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)
Includes 5,051,549 shares available for future issuance under our 2007 Equity Incentive Plan and 714,267 shares available for future issuance under our 2007 Employee Stock Purchase Plan. The number of shares reserved for issuance pursuant to our 2007 Equity Incentive Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (a) 5% of the shares of common stock outstanding at that time; (b) 5,000,000 shares of common stock; or (c) an amount determined by our Board of Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy and Procedures

Any related party transactions, excluding compensation (whether cash, equity or otherwise), which is delegated to the Compensation Committee and the Nominating/Corporate Governance Committee, involving one of our directors or executive officers, must be reviewed and approved by the Audit Committee or by the disinterested members of the Board of Directors.  Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction.  However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.  Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members.  To identify any related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest.  In addition, our Board of Directors determines, on an annual basis, which members of our Board of Directors meet the definition of independent director as defined in the NASDAQ Marketplace Rules and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Director Independence

Our Board of Directors has determined that all of its current directors, except for Frank Slootman who serves as our President and Chief Executive Officer and Kai Li who serves as our Chief Scientist, qualify as independent directors in accordance with the published listing requirements of the NASDAQ Marketplace Rules.  Each of the members of our Audit, Compensation and Nominating/Governance Committees qualify as independent directors in accordance with the NASDAQ Marketplace Rules.

The independent directors are:

Ronald D. Bernal
Aneel Bhusri
Ronald E.F. Codd
Reed E. Hundt
Jeffrey A. Miller
Scott D. Sandell

In making its subjective determination that each non-employee director is independent, the Board considered that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.  In addition, as further required by the NASDAQ Marketplace Rules, our Board of Directors has made a subjective determination as to each non-employee director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.  In particular, our Board of Directors considered Mr. Bhusri’s service as our interim chief executive officer from February 2002 to June 2003 and Mr. Hundt’s and Mr. Miller’s status as limited partners of Greylock XI Limited Partnership, previously one of our principal stockholders.  In addition, our Board of Directors considered the affiliation of certain directors with one or more of our vendors and customers.

Items 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees and Services

The following table presents information regarding the fees estimated and billed by Ernst & Young LLP and affiliated entities for the years ended December 31, 2008 and 2007.

	For the Fiscal Year Ended December 31,
Nature of Services	2008	2007
Audit Fees ………………………………………	$1,107,371	$2,447,312
Audit-Related Fees …………………………….	125,641	-----
Tax Fees ………………………………………..	342,000	-----
All Other Fees ………………………………….	1,500	-----
Total Fees ………………………………………	$1,576,512	$2,447,312

Audit Fees.  Audit fees consist of fees billed or to be billed by Ernst & Young LLP for professional services rendered for (i) the audit of our annual consolidated financial statements and internal controls over financial reporting under Sarbanes-Oxley Section 404, and, (ii) the reviews of our quarterly financial statements.  The 2007 period included services rendered in connection with our initial and follow-on Registration Statements on Form S-1.

Audit-Related Fees.  Audit-related fees consist of fees for professional services rendered for advisory services related to internal controls over financial reporting.  .

Tax Fees.  Tax fees consist of fees for professional services rendered for income tax planning and advisory services.

All Other Fees.  All other fees consist of fees for products and services not included in the above categories.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis.  The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.  The Audit Committee has approved all of our independent registered public accounting firm’s engagements and fiscal year 2008 fees presented above pursuant to its pre-approval policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3)  Exhibits

Exhibit
Number

31.3	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)    Exhibits

See Exhibits listed under Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf, by the undersigned, thereunto duly authorized, on April 29, 2009.

Data Domain, Inc.

By:           /s/ Frank Slootman
Frank Slootman
President and Chief Executive Officer