Form 10-Q
period 2009-03-31
Data Domain, Inc.
filed 2009-05-08
CIK 1391984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of April 30, 2009 was 61,284,046.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA DOMAIN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
Current Assets:	(unaudited)
Cash and cash equivalents	$119,167	$128,380
Short-term investments	127,685	105,512
Accounts receivable (net of allowances of $250 and $120, respectively)	60,563	60,322
Inventories, net	4,051	4,638
Deferred tax asset, net	8,517	7,531
Prepaid expenses and other current assets	4,737	5,116
Total current assets	324,720	311,499
Long-term investments	30,931	30,866
Long-term deferred tax asset, net	5,629	5,629
Intangible asset	100	133
Property, plant and equipment, net	39,333	38,854
Total assets	$400,713	$386,981
Current Liabilities:
Accounts payable	$10,804	$10,970
Accrued compensation and related benefits	11,692	16,720
Other accrued liabilities	8,267	10,441
Income taxes payable	2,150	1,051
Deferred revenue, current	43,749	39,321
Total current liabilities	76,662	78,503
Deferred revenue, non-current	31,985	28,399
Long-term exercised unvested stock options	260	285
Other liabilities	2,058	2,910
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	308,619	295,564
Accumulated other comprehensive loss	(1,451)	(10)
Accumulated deficit	(17,420)	(18,670)
Total stockholders’ equity	289,748	276,884
Total liabilities and stockholders’ equity	$400,713	$386,981

See Notes to Condensed Consolidated Financial Statements

DATA DOMAIN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Revenue:
Product	$63,921	$45,247
Support and services	15,115	7,368
Total revenue	79,036	52,615
Cost of revenue:
Cost of product	17,295	11,317
Cost of support and services	5,536	2,489
Total cost of revenue	22,831	13,806
Gross profit	56,205	38,809
Operating expenses:
Sales and marketing	32,726	23,232
Research and development	14,211	8,736
General and administrative	7,146	5,606
Total operating expenses	54,083	37,574
Operating income	2,122	1,235
Other income (expense), net:
Interest income	1,041	2,163
Other income (expense), net	77	1,243
Total other income (expense), net	1,118	3,406
Income before provision for income taxes	3,240	4,641
Provision for income taxes	1,990	1,900
Net income	$1,250	$2,741
Net income per share, basic	$0.02	$0.05
Net income per share, diluted	$0.02	$0.04
Shares used in computing net income per share, basic	60,157	56,414
Shares used in computing net income per share, diluted	65,739	65,378

See Notes to Condensed Consolidated Financial Statements

DATA DOMAIN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$1,250	$2,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,576	1,201
Stock-based compensation expense	6,462	5,380
Tax benefit from employee stock transactions	1,382	—
Excess tax benefit from stock-based compensation	(1,382)	—
Deferred income taxes	(986)	—
Provision for accounts receivable allowances	130	4
Amortization of evaluation units in inventory	580	654
Loss on value of option to put securities	1,527	—
Mark-to-market, trading gain	(1,592)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(371)	4,945
(Increase) decrease in inventories	7	(826)
(Increase) decrease in prepaid expenses and other current assets	379	(1,242)
Increase (decrease) in accounts payable	(166)	1,562
Decrease in accrued compensation and related benefits	(5,028)	(3,092)
Increase (decrease) in other accrued liabilities	(3,026)	595
Increase in income taxes payable	1,099	1,743
Increase in deferred revenue	8,014	6,360
Net cash provided by operating activities	10,855	20,025
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,022)	(8,349)
Purchases of available-for-sale securities	(57,075)	(42,004)
Proceeds from maturity of available-for-sale securities	34,389	49,400
Net cash used in investing activities	(25,708)	(953)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,382	—
Proceeds from issuance of common stock, net of repurchases	5,186	4,501
Net cash provided by financing activities	6,568	4,501
Effect of exchange rate changes on cash and cash equivalents	(928)	10
Net increase (decrease) in cash and cash equivalents	(9,213)	23,583
Cash and cash equivalents at beginning of the period	128,380	102,939
Cash and cash equivalents at end of the period	$119,167	$126,522
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$260	$248

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

Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2009. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2009, our results of operations for the three months ended March 31, 2009 and 2008, and our cash flows for the three months ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

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

Revenue Recognition

We derive our revenue from sales of our products and support services through third-party value added resellers and distributors, or channel partners, and directly to customers. Product revenue primarily consists of revenue from sales of our appliances and expansion shelves. Revenues are recorded net of customer returns for certain direct customers which are estimated at the time of sale. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Our software is integrated with our industry standard appliance hardware and is essential to the functionality of the integrated system product. We provide unspecified software updates and enhancements related to our products through support and services contracts. Accordingly, we recognize revenue in accordance with the guidance provided under the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2, and No. 98-9, Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions, or SOP 98-9. Product revenue is recognized when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when the product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable. Our fees are considered fixed or determinable upon the establishment of an arrangement that contains the final terms of sale including the description, quantity and price of each product purchased. Our indirect channel partner arrangements do not include rights of return or acceptance provisions. We assess the ability to collect from our customers based on a number of factors, including creditworthiness and past transaction history of the customer. If the customer is deemed not creditworthy, all revenue from the arrangement is deferred until payment is received and all other revenue recognition criteria have been met.

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

Product sales sometimes include installation services. Installation revenue is deferred and recognized upon the earlier of customer notice that the installation is complete or sixty days after shipment. We have established VSOE of fair value for our installation services based on the price separately charged to our customers. Revenue from installation, which is included in support and services revenue, was $1.0 million and $851,000 for the three months ended March 31, 2009 and 2008, respectively.

Stock-Based Compensation

We account for stock-based compensation using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, and Securities Exchange Commission Staff Accounting Bulletin No. 107, or SAB 107. We recognize this expense on a straight-line basis over the optionees’ requisite service period, which is the same as the vesting schedule of the options. We estimate the grant date fair value of stock option awards under the provisions of SFAS 123R using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be materially different.

We account for stock compensation arrangements with non-employees in accordance Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that we use the contractual term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. Non-employee stock options have a contractual term of four to ten years, expected volatility of 65-70% and no dividend yield. Stock-based compensation expense associated with grants to non-employees was zero and $148,000 for the three months ended March 31, 2009 and 2008, respectively.

Cash and Cash Equivalents and Short-Term and Long-term Investments

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-term and Long-term Investments. Our investments are comprised of money market funds, commercial paper, corporate bonds, auction-rate securities and U.S. government agency securities. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments as these investments are considered available for current operations. Investments with remaining maturities greater than one year are classified as long-term investments. All investments, except for auction-rate securities, are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Unrealized gains or losses amounted to $154,000 of net unrealized losses and $362,000 of net unrealized gains at March 31, 2009 and December 31, 2008, respectively. During the fourth quarter of fiscal 2008, we reclassified our auction-rate securities from available-for-sale to trading securities, which are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 2, “Cash and Investments and Fair Value Measurements” for further detailed discussion. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Effective January 1, 2009, we adopted FSP 157-2 for non-financial assets and non-financial liabilities. The adoption of FSP 157-2 did not have a significant impact on our condensed consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. See Note 2, “Cash and Investments and Fair Value Measurements,” of our condensed consolidated financial statements.

Other-Than-Temporary Impairment. All of our available-for-sale investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below our cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No other-than-temporary impairment charges were recorded on any of our available-for-sale investments during the three months ended March 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and income taxes payable approximate their fair values due to the short-term maturity of these instruments. Beginning in the first quarter of fiscal 2008, the assessment of fair value is based on the provisions of SFAS 157. We determine the fair values for cash equivalents, short-term investments and long-term investments using industry standard pricing services, data providers and other third-party sources and by performing valuation analyses. See Note 2, “Cash and Investments and Fair Value Measurements,” of our condensed consolidated financial statements for details of the valuation methodologies.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Investment policies have been implemented that limit investments to investment grade securities. We conduct business outside of North America in Europe and Asia Pacific, and are considering other regions. The risk with respect to accounts receivable is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Historically, we have not hedged any of our foreign currency risk associated with accounts receivable. No individual customer has represented more than 10% of our total revenue in the three months ended March 31, 2009 and 2008.

We purchase all of our appliances from our contract manufacturer, Flextronics International, or Flextronics. Our capacity expansion shelves and the chassis for our DD 6XX appliances are currently supplied exclusively by a single vendor, Xyratex Technology Limited, or Xyratex. Our appliances depend on NVRAM cards that currently are only available from a single vendor, Curtiss-Wright Corporation. Any disruption in our suppliers’ ability to timely procure necessary components in the quantities required, or at reasonable prices, could result in a delay in the shipment of our appliances.

Foreign Currency Translation

The majority of our sales arrangements are denominated in United States dollars or Euros, while a smaller portion of our sales agreements are denominated in Canadian dollars, British sterling and Australian dollars. In addition, we incur operating expenses in local foreign currencies in those countries where we have sales and marketing and administrative personnel. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported, while assets and liabilities of operations outside the United States are translated into United States dollars using end-of-period exchange rates. The effects of foreign currency translation of the financial statements of our foreign operations are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The effects of foreign currency remeasurements for non-U.S. currency denominated assets and liabilities related to our domestic operations are recognized in our condensed consolidated statements of income, and amounted to a gain of $12,000 and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payments, bad debt write-off experience and financial review of the customer.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable or unwilling to meet its financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. We classify bad debt expenses against revenue. For the three months ended March 31, 2009 and 2008, we did not have any write-offs of accounts receivable. To date, our accounts receivable write-offs have not been significant and the allowance for doubtful accounts has not been material.

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

We outsource the assembly of our products to a third-party manufacturing facility under an annual contract which renews automatically but may be terminated by either party with 90 days’ written notice. We also purchase some finished products from a single source supplier under a three-year agreement that expires in March 2010. At March 31, 2009, we had $18.4 million of non-cancellable purchase commitments with a third-party supplier.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the customer for hardware and 90 days for software. For existing products, the warranty reserve is based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. To the extent there are differences between our estimates and actual results, our condensed consolidated financial statements will be affected. The following table is a summary of our warranty activity that is included in other accrued liabilities in the condensed consolidated balance sheets:

	March 31,	March 31,
(in thousands)	2009	2008
Warranty reserve—beginning	$668	$596
Warranty expense	420	229
Warranty usage	(542)	(263)
Warranty reserve—ending	$546	$562

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and changes in accumulated other comprehensive loss. Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended
	March 31,	March 31,
(in thousands)	2009	2008
Net income	$1,250	$2,741
Change in unrealized loss on available-for-sale investments	(516)	(1,322)
Foreign currency translation adjustments	(925)	10
Comprehensive income (loss)	$(191)	$1,429

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of foreign currency translation and unrealized gains and losses on available-for-sale investments, net of taxes, for all periods presented:

	March 31,	December 31,
(in thousands)	2009	2008
Accumulated net unrealized gain (loss) on:
Available-for-sale investments	$(154)	$362
Foreign currency translations	(1,297)	(372)
Total accumulated other comprehensive loss	$(1,451)	$(10)

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position, or FSP, No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1. FSP 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for business combinations occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP 141(R)-1 will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date, if any.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 107-1 is not expected to have an impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP 115-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP 157-4 or FSP 107-1, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the impact of FSP 115-2, although the adoption of FSP 115-2 is not expected to have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. This FSP provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP 115-2 or FSP 107-1, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP 115-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 157-4 is not expected to have a material impact on our consolidated results of operations or financial condition.

2. CASH AND INVESTMENTS AND FAIR VALUE MEASUREMENTS

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, U.S. government agency securities and other money market securities. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments as these investments are considered available for current operations. Investments with remaining maturities greater than one year are classified as long-term investments. All investments, except for auction-rate securities, are designated as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. Unrealized gains or losses amounted to $154,000 of net unrealized losses and $362,000 of net unrealized gains at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, all of our debt securities classified as available-for-sale had maturities of one year or less.  During the fourth quarter of fiscal 2008, we reclassified our auction-rate securities from available-for-sale to trading securities, which are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.

 The following tables summarize our cash and investments classified as available-for-sale as of March 31, 2009 and December 31, 2008:

(in thousands)	Adjusted Cost at March 31, 2009	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at March 31, 2009
Cash and cash equivalents:
Cash	$63,525	$—	$—	$63,525
Money market funds	55,642	—	—	55,642
Total cash and cash equivalents	119,167	—	—	119,167
Short-term investments:
Commercial paper	2,990	—	(5)	2,985
Corporate bonds	42,565	33	(316)	42,282
U.S. government agencies	82,284	137	(3)	82,418
Total short-term investments	127,839	170	(324)	127,685
Total cash and cash equivalents and short-term investments	$247,006	$170	$(324)	$246,852

(in thousands)	Adjusted Cost at December 31, 2008	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2008
Cash and cash equivalents:
Cash	$51,019	$—	$—	$51,019
Commercial paper	5,875	3	—	5,878
Money market funds	63,942	—	—	63,942
Corporate bonds	1,018	—	—	1,018
U.S. government agencies	6,521	2	—	6,523
Total cash and cash equivalents	128,375	5	—	128,380
Short-term investments:
Commercial paper	12,957	29	—	12,986
Corporate bonds	26,472	89	(62)	26,499
U.S. government agencies	65,726	302	(1)	66,027
Total short-term investments	105,155	420	(63)	105,512
Total cash and cash equivalents and short-term investments	$233,530	$425	$(63)	$233,892

The following table summarizes at March 31, 2009, those available-for-sale securities that were in an unrealized loss position, the fair value and gross unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position. All unrealized losses on our available-for-sale investments have been in a continuous unrealized loss position for less than 12 months. Investments that were in an unrealized gain position have been excluded from the table:

	Less than 12 months
(in thousands)	Fair Value	Gross Unrealized Losses
Corporate bonds	$31,218	$(316)
Commercial paper	2,985	(5)
U.S. government agencies	8,599	(3)
Total	$42,802	$(324)

The gross unrealized losses on the investments in corporate bonds and U.S. government agencies were the result of overall market aversion, lack of demand for securities that are non-government guaranteed, and the relative widening of credit spreads relative to the U.S. treasuries. Gross unrealized losses on all available-for-sale securities at March 31, 2009 are considered temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

As of March 31, 2009, we had auction-rate securities with a face value of $31.0 million that had a fair value of $27.7 million. In February 2008, auctions began to fail for these securities and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these auction-rate securities and fully recover the carrying value of these investments in the near term may be limited or not exist. All of our auction-rate securities are currently AAA-rated by at least one rating agency.  Our auction-rate securities are taxable municipal revenue bond obligations which are supported by higher education student loan trusts.  These trusts contain student loans which are substantially backed by the U.S. Federal Government, via the U.S. Department of Education's Higher Education Act, which is known as the Federal Family Education Loan Program (FFELP). Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are up to 40 years, we have classified auction-rate securities as long-term investments on our balance sheet.

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

The fair value of the put option of $3.2 million is included in the condensed consolidated balance sheet as of March 31, 2009 as a long-term investment.  The net effect of the fair value of the put option and the fair value of the auction-rate securities for the three months ended March 31, 2009 was a gain of $65,000, which was recorded in other income (expense), net in our condensed consolidated statement of income. We believe that subsequent changes in the value of the put option will largely offset the subsequent fair value movements of the auction-rate securities, subject to the continued expected performance by UBS of its obligations under the agreement.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157. In February 2008, the FASB, issued FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2009, we adopted FSP 157-2 for non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

Our financial instruments are measured and recorded at fair value. Our non-financial assets, such as intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The adoption of this statement did not have a material impact on our condensed consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We elected not to adopt the fair value option on existing eligible financial instruments as of January 1, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the company first recognizes an eligible item or enters into an eligible firm commitment, we may decide to exercise the option on new items in the future. The adoption of SFAS 159 did not have a significant impact on our condensed consolidated results of operations and financial condition.

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

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term and long-term investments) measured at fair value on a recurring basis as of March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$55,642	$—	$—	$55,642
Commercial paper	—	2,985	—	2,985
Auction-rate securities	—	—	27,703	27,703
Put option	—	—	3,228	3,228
Corporate bonds	—	42,282	—	42,282
U.S. government agencies	—	82,418	—	82,418
Total	$55,642	$127,685	$30,931	$214,258

Level 3 instruments consist of auction-rate securities whose underlying assets are generally taxable municipal revenue bond obligations which are supported by higher education student loan trusts and the UBS put option. Currently there is not an active market for the auction-rate securities, and therefore they do not have a readily determinable market value. At March 31, 2009, the auction-rate securities had a face value of $31.0 million and were valued at a fair value of $27.7 million. The fair value of these auction-rate securities was determined using a discounted cash flow pricing model that incorporated financial inputs such as projected cash flows, discount rates, expected interest rates to be paid to investors and an estimated liquidity discount. The weighted average life over which cash flows were projected was determined to be approximately five years, given the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market data and information for comparable or similar term student loan asset-backed securities. The expected interest rate to be paid to investors in a failed auction was determined by the contractual terms for each security. The liquidity discount represents an estimate of the additional return an investor would require to compensate for the lack of liquidity of the student loan auction-rate securities. Because there can be no assurance of a successful auction in the future, all of our auction-rate securities are recorded in long-term investments.

We valued the UBS put option using a discounted cash flow approach including estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. Based on the discounted cash flow model, we determined the fair value of the put option to be $3.2 million. Any change in these assumptions and market conditions would affect the value of this put option.

The following table provides a reconciliation for all financial instruments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

(in thousands)	Put Option	Auction-rate Securities
Balance at December 31, 2008	$4,755	$26,111
Total gains (losses) included in earnings	(1,527)	1,592
Balance at March 31, 2009	$3,228	$27,703

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Raw materials and accessories	$1,662	$876
Evaluation units, net	1,466	2,672
Finished goods	923	1,090
Total	$4,051	$4,638

Amortization related to evaluation units was $580,000 and $654,000 for the three months ended March 31, 2009 and 2008, respectively.

4. DEFERRED REVENUE

Deferred revenue consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Product	$298	$924
Support and services	43,544	38,589
Less: deferred cost of product revenue	(93)	(192)
Deferred revenue, current	$43,749	$39,321

Support and services, non-current	$31,985	$28,399
Deferred revenue, non-current	$31,985	$28,399

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

5. GUARANTEES

Our agreements with our channel partners and customers generally include certain provisions for indemnifying the channel partners and customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

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

6. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase and convertible preferred stock.

The following table sets forth the computation of net income per share:

	Three months ended
(in thousands, except per share amounts)	March 31, 2009	March 31, 2008
Net income	$1,250	$2,741
Shares used in computing net income per share, basic	60,157	56,414
Net income per share, basic	$0.02	$0.05
Dilutive potential common shares:
Weighted average common shares outstanding	60,157	56,414
Incremental common shares attributable to exercise of outstanding employee stock options, restricted stock and restricted stock units (assuming proceeds would be used to purchase common stock)	5,582	8,964
Shares used in computing net income per share, diluted	65,739	65,378
Net income per share, diluted	$0.02	$0.04

The following weighted average outstanding options and common stock subject to repurchase were excluded from the computation of diluted net income per share for the periods presented because including them would have had an antidilutive effect:

	Three months ended
(in thousands)	March 31, 2009	March 31, 2008
Options to purchase common stock	5,536	939
Common stock subject to repurchase	—	1,038

7.  STOCK-BASED COMPENSATION

Stock-Based Compensation Plan Activities

Stock Options.  A summary of option activity under all of our plans as of March 31, 2009 and changes during the three months ended March 31, 2009 is presented below (in thousands, except for the weighted average exercise price and weighted average remaining contractual term):

		Options Outstanding
	Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2008	5,052	13,765	$10.49	7.59	$132,922
Additional shares authorized	3,008	—	—
Options granted	(1,079)	1,079	$14.58
Restricted stock units granted	(872)	—	—
Options exercised	—	(567)	$2.03
Options forfeited	699	(699)	$19.19
Restricted stock units cancelled	15	—	—
March 31, 2009	6,823	13,578	$10.72	7.76	$70,786
Vested and expected to vest after March 31, 2009, net of expected forfeitures		12,826	$10.48	7.70	$69,156
Exercisable at March 31, 2009		5,457	$6.16	6.67	$46,222

The weighted-average grant-date fair value per share of stock options granted was $7.83 and $11.91 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total compensation expense related to options granted to employees but not yet recognized was approximately $54.6 million, net of estimated forfeitures. This expense will be amortized on a straight-line basis over a weighted average remaining life of approximately 2.67 years.

Restricted Stock Awards.  On June 20, 2007, we granted 383,998 shares of restricted stock, granted at fair value based on the Black-Scholes valuation model, 10,000 shares of which vested immediately on June 27, 2007 and the remainder vest over a four year period that commenced on June 27, 2007. In addition, during the years ended December 31, 2007 and 2006, we awarded 30,000 and 72,270 shares of restricted stock, respectively that granted the recipient fully vested shares of our common stock based on the deemed market value of our common stock on the date of grant. As of March 31, 2009, we had $3.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all restricted stock awards, which will be recognized over a weighted average estimated remaining life of 2.24 years.

The following table summarizes unvested restricted stock awards outstanding at December 31, 2008 and March 31, 2009 and the activity during the three months (in thousands except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested stock outstanding at December 31, 2008	257	$15.00
Vested	(23)	$15.00
Unvested stock outstanding at March 31, 2009	234	$15.00

Restricted Stock Units.  In December 2008, we began issuing RSUs to employees. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation is recognized on a straight-line basis over the requisite service period. No RSUs were vested as of March 31, 2009. As of March 31, 2009, we had $13.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs, which will be recognized over a weighted average estimated remaining life of 3.81 years.

The following table summarizes unvested restricted stock awards outstanding at December 31, 2008 and March 31, 2009 and the activity during the three months (in thousands except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested stock outstanding at December 31, 2008	19	$18.15
Awarded	872	$16.84
Forfeited	(15)	$16.85
Unvested stock outstanding at March 31, 2009	876	$16.87

Employee Stock Purchase Plan. Our employee stock purchase plan is compensatory, and we recognized $645,000 and $1.0 million of expense in the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was $1.1 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over the next 4 months.

At March 31, 2009 and December 31, 2008, there were 527,000 and 586,000 shares, respectively, subject to repurchase under all common stock repurchase agreements upon forfeiture or early termination of employment. The cash received from the sale of these shares is initially recorded as a liability in long-term exercised unvested options and is subsequently reclassified to common stock as the shares vest. At March 31, 2009 and December 31, 2008, there was $260,000 and $285,000, respectively, recorded in non-current liabilities related to the issuance of these shares.

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

Valuation Assumptions

The following table summarizes the weighted average assumptions used in determining the fair value of stock options granted and shares issued under our ESPP:

	Three months ended
	March 31, 2009	March 31, 2008
Stock Option Plans
Risk-free interest rate	2.37%	2.78%
Dividend yield	—	—
Volatility	58%	58%
Expected life (years)	5.55	5.8

Employee Stock Purchase Plan
Risk-free interest rate	0.33%	2.78%
Dividend yield	—	—
Volatility	68%	58%
Expected life (months)	6	6

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

Stock-Based Compensation Expense

Stock-based compensation expense included in our condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended
(in thousands)	March 31, 2009	March 31, 2008
Cost of product(1)	$(115)	$134
Cost of support and services	6	121
Sales and marketing	3,192	2,792
Research and development	1,976	1,320
General and administrative	1,403	1,013
Total stock-based comensation expense	$6,462	$5,380
______________________
(1) The negative value represents the recapture of expense for those that left within one year and whose shares were not vested.

8. INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and carryforwards of net operating losses and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that will more likely than not be realized.

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

During 2008, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower overall tax rate. There can be no assurances that, when completed, our efforts will produce the anticipated operational benefits or provide an overall lower tax rate for the Company. The expected benefits will depend on a number of factors, including our future business results and profitability, and the effectiveness and timing of our implementation of our global strategy, and changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles. We may experience continued unbenefited foreign losses and, as a result, higher tax rates until our global strategy is operational. As a result of undertaking these efforts, we anticipate an overall tax rate in 2009 that is materially higher than our statutory tax rate.

9. SEGMENT INFORMATION

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

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area:

Revenue

	Three months ended
(in thousands)	March 31, 2009	March 31, 2008
North America	$62,666	$38,646
Europe, Africa and Middle East	13,464	10,417
Asia Pacific	2,906	3,552
Total	$79,036	$52,615

For the above periods presented, no one country outside the United States represented 10% or more of our total revenue.

Long-lived Assets

	March 31,	December 31,
(in thousands)	2009	2008
Domestic	$38,947	$38,444
International	386	410
Total	$39,333	$38,854

10. LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There were no legal matters at March 31, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

We shipped the world’s first inline deduplication storage appliance in 2004. Since then, we have brought to market many significant innovations and industry firsts in deduplication storage and data management. We sell our appliances to enterprises worldwide in a variety of industries, including defense, education, entertainment, finance, government, healthcare, technology, legal, media and retail. As of March 31, 2009, the total number of customers that have purchased our appliances since inception was approximately 3,100 customers worldwide.

We are headquartered in Santa Clara, California. Our personnel are located throughout the United States and in numerous countries worldwide. We have grown to over 820 employees as of March 31, 2009, with operations in over 25 countries around the world. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

We sell our appliances through a network of channel partners and through our direct sales force. In the three months ended March 31, 2009 and 2008, approximately 75% and 83%, respectively, of our revenue was generated by sales through indirect channels. As of March 31, 2009, we had approximately 500 channel partners, and we expect that we will continue to sell a majority of our products and services through our channel partners. We consider the development of indirect sales channels in domestic and international markets to be important to future revenue growth and widespread acceptance of our products. We intend to expand these channel partner relationships in the future to further extend our distribution coverage. Over the past few quarters, we have been migrating toward a distribution model which incorporates master distributors in a two-tier distribution model. This model will provide us with various benefits including lower overall trade and credit risk, but will also result in increased discount levels to compensate the various value add participants in this distribution network.

Growth of our product revenue will depend on our ability to attract new customers and to make additional sales to existing customers. Our growth will also depend on our ability to introduce and achieve market acceptance of new products with higher capacity and performance and new products designed to serve other sectors of the storage market beyond protection storage that we believe will benefit from deduplication technology. Revenue from existing customers increased as a percentage of total revenue, a trend we expect to generally continue. It is important to note, however, that our revenue, including our revenue from existing customers, may be impacted by the timing of large orders which tend to have a longer sales cycle and are more difficult to forecast. The recent downturn of the global economy could negatively impact the timing of these large orders and spending by our customers’ information technology, or IT, departments generally. We also expect growth in international markets to be a significant factor contributing to our revenue growth in future periods. International revenue accounted for approximately 21% and 27% of our total revenue in the three months ended March 31, 2009 and 2008, respectively. Over time, we expect international revenue to increase in absolute dollars and as a percentage of our total revenue, as we add additional sales personnel and enhance our distribution channels internationally. However, our international revenue will also be susceptible to any further deterioration in global economic conditions. Our growth in support and services revenue will depend upon increasing the number of systems under support and services contracts. Any such increases will depend on a growing customer base and the renewal of existing support and services contracts. To date, no individual customer has accounted for greater than 10% of our total revenue in any year.

We intend to continue to hire in our sales and research and development organizations, with selective hiring across all other functional areas. We also intend to continue to invest significantly in our direct marketing campaigns, both domestically and internationally, to drive customer lead generation, which we feel is a key requisite to position us for future revenue growth.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, warranty reserve, short-term and long-term investments and allowance for doubtful accounts.  There were no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 with the SEC on March 13, 2009.

Results of Operations

Revenue

The following table sets forth each of our sources of revenue for the specified periods and as a percentage of our total revenue for those periods.

	Three months ended
(dollars in thousands, except for percentages)	March 31, 2009	March 31, 2008
Total revenue	$79,036	$52,615
Total revenue by type:
Product	$63,921	$45,247
Support and services	15,115	7,368
% of revenue by type:
Product	81%	86%
Support and services	19%	14%
Total revenue by geography:
North America	$62,666	$38,646
Europe, Africa, Middle East	13,464	10,417
Asia Pacific	2,906	3,552
% of revenue by geography:
North America	79%	73%
Europe, Africa, Middle East	17%	20%
Asia Pacific	4%	7%

    For the three months ended March 31, 2009, product revenue increased $18.7 million to $63.9 million from the $45.2 million reported for the three months ended March 31, 2008. This increase was due to an increase in the number of units sold to new and existing customers, an increase in average deal size and higher sales of the DD690, which had higher average selling prices. For the three months ended March 31, 2009, we had eleven customers who entered into arrangements to purchase product, support and services exceeding $1.0 million compared to three customers who entered into arrangements to purchase product, support and services exceeding $1.0 million for the three months ended March 31, 2008. New customers accounted for 43% of the value of transactions recognized during the three months ended March 31, 2009 compared to 57% of the value of transactions during the three months ended March 31, 2008. The DD690, which was introduced in May 2008, accounted for 47% of our product revenue during the three months ended March 31, 2009.

For the three months ended March 31, 2009, support and services revenue increased $7.7 million to $15.1 million from the $7.4 million reported for the three months ended March 31, 2008. This increase was the result of increased product sales and, to a lesser extent, an increase in the renewal of support and services contracts by existing customers. Substantially all of our customers purchase support and service contracts when they purchase our appliances. As our customer base grows, we expect the revenue we generate from support and services will continue to grow at a faster rate than our product revenue, as a result of both an increase in new contracts and higher renewal of existing contracts.

International revenue was 21% and 27% of total revenue for the three months ended March 31, 2009 and March 31, 2008, respectively. Although revenue outside North America, excluding Asia Pacific, increased in the three months ended March 31, 2009 in absolute amounts, the percentage of total revenue it represented decreased compared to the three months ended March 31, 2008. This was due to the higher growth rate of sales in North America as new sales personnel were added more rapidly and became productive more quickly in North America than elsewhere. As we continue to expand into international locations and introduce our products in new markets, we expect international revenue to increase in absolute dollars and as a percentage of revenue.

Cost of Revenue, Gross Profit and Gross Margin

The following table sets forth each of our costs of revenue, gross profit and gross margin for the specified periods.

	Three months ended
(dollars in thousands, except for percentages)	March 31, 2009	March 31, 2008
Total revenue	$79,036	$52,615
Cost of product	17,295	11,317
Cost of support and services	5,536	2,489
Total cost of revenue	22,831	13,806
Gross profit	$56,205	$38,809
Margin by type:
Product (as a percentage of product revenue)	73%	75%
Support and services (as a percentage of support and services revenue)	63%	66%
Total gross margin (as a percentage of total revenue)	71%	74%

For the three months ended March 31, 2009, cost of product revenue increased $6.0 million to $17.3 million from the $11.3 million reported for the three months ended March 31, 2008. This increase was due to increased aggregate product costs associated with an increased volume of shipments of our appliances to our customers and to a lesser extent, increased personnel costs. Salaries and employee-related benefits accounted for $641,000 of the increase in cost of product as the result of an increase in headcount from 15 at March 31, 2008 to 34 at March 31, 2009. This increase was offset by a net reversal of stock-based compensation expense of $115,000 in the three months ended March 31, 2009 for those that left within one year and whose shares were not vested. We expect the cost of product revenue to continue to increase for the remainder of 2009.

For the three months ended March 31, 2009, cost of support and services revenue increased $3.0 million to $5.5 million from the $2.5 million reported for the three months ended March 31, 2008. This increase was due to increases in installation costs and in our support personnel headcount from 30 at March 31, 2008 to 64 at March 31, 2009, which increased our salary expense and employee-related benefits by $1.4 million. Also included in the overall increase is increased outside service costs of $1.2 million related to third party logistics support of the larger installed base of our products. We expect the cost of support and services revenue to continue to increase for the remainder of 2009 as our installed base continues to grow.

For the three months ended March 31, 2009, our total gross margin decreased 3% to 71% from 74% for the three months ended March 31, 2008. The decrease was primarily driven by product margins which were impacted by our continued investment in our operations organization and increased average discount rates. Additionally, support margins decreased due to an increase in support personnel as well as an increase in third-party support costs. Although we experienced slightly higher discounting this quarter, this was completely offset by cost reductions realized with respect to our products from increased sales volume and decreases in hardware costs.

Over time, we expect our total cost of revenue to grow at a slightly faster rate than total revenue in the future as our customer base will grow and support and services will become a larger percentage of our overall revenue which has a lower margin than product revenue. We will be doing more business through two-tier distribution over time which will cost us margin on deals and dealing with larger enterprise customers will increase the pressure on us to offer more volume discounting in large transactions.

Sales and Marketing Expenses

	Three months ended
(dollars in thousands)	March 31, 2009	March 31, 2008
Sales and marketing expenses	$32,726	$23,232
Percent of total revenue	42%	44%
Headcount at period-end	449	301

For the three months ended March 31, 2009, sales and marketing expenses increased $9.5 million to $32.7 million from the $23.2 million reported for the three months ended March 31, 2008. This increase was primarily due to the increase in the number of our sales and marketing employees, which increased by 148 employees. The increase in employees resulted in higher salary expense, employee-related benefits expense and fees for recruitment of new employees. In addition, commission expenses increased due to the substantial increase in our total bookings and revenue and the higher number of employees on commission plans. The total of the increase from the above factors was $6.1 million. Travel and entertainment costs accounted for $984,000 of the increase, global marketing costs accounted for $742,000 of the increase, costs related to the opening of new sales offices accounted for $554,000 of the increase, stock-based compensation accounted for $400,000 of the increase and the remainder was the result of increased costs from outside services and depreciation.

           We anticipate that sales and marketing expenses will increase in absolute dollars during the remainder of 2009 due to our plans to continue to expand our sales force, both domestically and internationally, and to make significant investments in our direct marketing campaigns. However, based upon our expectations of future revenue, we expect sales and marketing expenses will remain relatively stable as a percentage of our total revenue.

Research and Development Expenses

	Three months ended
(dollars in thousands)	March 31, 2009	March 31, 2008
Research and development expenses	$14,211	$8,736
Percent of total revenue	18%	17%
Headcount at period-end	197	133

For the three months ended March 31, 2009, research and development expenses increased $5.5 million to $14.2 million from the $8.7 million reported for the three months ended March 31, 2008. These increases were the direct result of hiring additional personnel to support new product introductions and broaden our product line. Salaries and employee-related benefits and bonuses accounted for $3.0 million of the increase as the result of an increase in headcount of 64. Also contributing to the increase were increases in stock-based compensation of $656,000, use of consultants of $326,000 and depreciation of $570,000 related to test and lab equipment.

We anticipate that research and development expenses will increase as we continue to invest in research, new product development and enhancements to our existing appliances and hire additional research and development personnel, particularly at our Research Triangle Park, North Carolina facility. However, based on our expectations of future revenue, we expect research and development expenses will remain relatively stable as a percentage of our total revenue.

General and Administrative Expenses

	Three months ended
(dollars in thousands)	March 31, 2009	March 31, 2008
General and administrative expenses	$7,146	$5,606
Percent of total revenue	9%	11%
Headcount at period-end	79	48

For the three months ended March 31, 2009, general and administrative expenses increased $1.5 million to $7.1 million from the $5.6 million reported for the three months ended March 31, 2008. This increase was primarily due to an increase in general and administrative headcount of 31. Salaries and employee-related benefits associated with the increased headcount accounted for $1.2 million of the increase and stock-based compensation accounted for $390,000 of the increase.

We expect the absolute amount of our general and administrative expenses to increase in the future as we expand our finance function to manage our expected growth. However, based on our expectations of future revenue, we expect general and administrative expenses will remain relatively stable as a percentage of our total revenue.

Other Income (Expense), Net

	Three months ended
(dollars in thousands)	March 31, 2009	March 31, 2008
Interest income	$1,041	$2,163
Gain on trading securities, net	65	—
Foreign exchange and other income (expense), net	12	1,243
Total other income (expense), net	$1,118	$3,406

For the three months ended March 31, 2009, total other income (expense), net decreased $2.3 million to $1.1 million from the $3.4 million reported for the three months ended March 31, 2008. This decrease was the result of a decrease in interest income and a decrease in other income (expense), which is primarily composed of foreign exchange gains net of foreign exchange losses. The decrease in interest income of $1.1 million was the result of a reduction in the weighted average interest rate earned from our cash equivalents, short-term and long-term investments from 4.1% in the three months ended March 31, 2008 to 1.7% in the three months ended March 31, 2009. Foreign currency net gains for the three months ended March 31, 2009 decreased $1.2 million as compared to the three months ended March 31, 2008 due to an unfavorable revaluation of the Euro and other foreign currency-denominated cash balances and losses on foreign exchange transactions during the period.

Provision for Income Taxes

Our provision for income taxes increased $91,000 to $2.0 million in the three months ended March 31, 2009 compared to $1.9 million for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 was 61% compared with 41% for the comparable period ended March 31, 2008. This change in the effective rate was primarily due to the implementation of an international tax structure in fiscal year 2008 for which no tax benefit is currently being recognized. We believe this international tax structure will, in the long run, result in certain operational benefits as well as provide us with a lower overall tax rate. There can be no assurances that, when completed, our efforts will produce the anticipated operational benefits or provide an overall lower tax rate for the Company. We may experience continued unbenefited foreign losses and, as a result, higher tax rates until our global strategy is operational. As a result of undertaking these efforts, we anticipate an overall tax rate in 2009 that is materially higher than our statutory tax rate.

The effective tax rate for the first quarter of 2009 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and increases in foreign taxes based on our expansion into new foreign markets, and due to unbenefitted foreign losses.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2009.  We do not anticipate any material changes to the unrecognized tax benefits over the next twelve months.

Liquidity and Capital Resources

	March 31,	December 31,
(in thousands)	2009	2008
Working capital	$248,058	$232,996
Cash and cash equivalents	119,167	128,380
Short-term investments	127,685	105,512

Working capital consists principally of cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid expenses and other current assets, net of accounts payable, accrued compensation and related benefits, other accrued liabilities, income taxes payable and current deferred revenue. Working capital at March 31, 2009 increased $15.1 million from December 31, 2008 due primarily to positive operating cash flows from operations of $10.9 million and cash flows from financing activities of $6.6 million. Other changes of note are:

•
The decrease in cash and cash equivalents was the result of investing our cash in short-term investments, and to a lesser extent, an increase in our days’ sales outstanding from an average of 64 days as of December 31, 2008 to an average of 69 days as of March 31, 2009, computed based on the respective revenue from the immediately preceding quarter. We anticipate that accounts receivable will comprise a significant portion of working capital as we continue to grow revenue because a substantial portion of our sales, and therefore our shipping and billing, occurs near the end of each quarter.

•	Short-term investments increased due to purchases of available-for-sale securities, as more funds were invested in short-term securities from cash and cash equivalents.

•	Inventory decreased due to a decrease in finished goods and the number of units held in the evaluation inventory pool, partially offset by an increase in raw materials.

•
Prepaid expenses and other current assets decreased due to the release of restricted cash related to a reduction in a letter of credit for our corporate headquarters, offset by increases in prepaid maintenance contracts and commissions.

•
Current deferred revenue increased due to support renewals from existing customers as well as the support sold in initial product sales to new and existing customers in the quarter that we recognize over the maintenance and support life.

•
Accrued compensation decreased due to lower accrued commissions from lower net bookings and a reduction of accrued ESPP due to the purchase of shares from our employee stock purchase plan on January 31, 2009, partially offset by an increase in accrued vacation due to less vacation time taken and an increase in accrued bonuses.

•	Other accrued liabilities decreased due to lower accruals and lower accrued sales tax, partially offset by higher accrued legal costs and accrued tradeshow costs.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of 90 days or less.

Since 2005, we have expanded our operations internationally. Our sales contracts are mainly denominated in United States dollars for sales in Asia and Japan, denominated in Euros and British sterling for sales in Europe, denominated in Australian dollars for sales in Australia and denominated in Canadian dollars for certain sales in Canada. We are evaluating the desirability of entering into foreign currency hedging contracts, primarily Euro-based revenue contracts, to reduce our exposure to fluctuations in currency exchange rates. We currently do not hedge the operating expenses that are primarily denominated in foreign currency in countries where we have sales or operating personnel because we believe those situations create natural hedges. We may begin to sell our products in local currency in other locations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates for those expenses. The foreign currency effect on our cash and cash equivalents and working capital was a gain of $12,000 compared to a gain of $1.2 million in the three months ended March 31, 2009 and 2008, respectively.

Short-term and Long-term Investments

Short-term investments consist of commercial paper, U.S. government agency securities and corporate bonds with original maturities of 90 to 365 days.

Long-term investments consist of auction-rate securities. As of March 31, 2009, we had $31.0 million of principal valued at $27.7 million related to auction-rate securities.  In November 2008, we signed a broad-based settlement proposal from UBS in which we would have the right to sell the securities back to UBS at the principal value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. See Note 2 of the Notes to our condensed consolidated financial statements.

Due to current market conditions these investments have continued to experience failed auctions. These failed auctions have resulted in a lack of liquidity for the securities but do not affect the underlying collateral of the securities. We believe that given their government guaranteed status, we will ultimately recover at par all amounts invested in these securities. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan. We will continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will remain classified as non-current assets until we have better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

Cash Flows

(in thousands)	March 31, 2009	March 31, 2008
Cash provided by operating activities	$10,855	$20,025
Cash used in investing activities	(25,708)	(953)
Cash provided by financial activities	6,568	4,501

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

Cash provided by operating activities decreased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to lower net profit, an increase in accounts receivable and a decrease in accrued compensation and other accrued liabilities. Based on our expectations of future revenue levels, we believe we will be able to continue to generate positive cash flows from operating activities in the near term even as we continue to add personnel, increase inventory purchases, increase research and development activities and invest in functions associated with being a public company.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support employee headcount growth, and net proceeds from the purchase and maturities of investment securities. Cash used in investing activities was $25.7 million in the three months ended March 31, 2009 as compared to cash used of $953,000 for the three months ended March 31, 2008. Cash used in investing activities in the three months ended March 31, 2009 included purchases, net of maturities of investments of $22.7 million as well as $3.0 million for purchases of property, plant and equipment, driven by leasehold improvements at our corporate headquarters and IT infrastructure, as well as our increase in headcount in the period and investments in computer equipment and lab equipment for research and development. Cash used in investing activities in the three months ended March 31, 2008 included $8.4 million for purchases of property, plant and equipment, offset by maturities, net of purchases of investments of $7.4 million.

Cash Flows from Financing Activities

Cash flow provided by financing activities in the three months ended March 31, 2009 of $6.6 million resulted from the proceeds of the cash exercise of stock options to purchase 567,000 shares of our common stock by our employees, the purchase of 365,000 shares of our common stock by our employees through our employee stock purchase plan and the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized. Cash flow provided by financing activities in the three months ended March 31, 2008 of $4.5 million resulted from the proceeds of the cash exercise of stock options to purchase 964,000 shares of our common stock by our employees as well as the purchase of 285,000 shares of our common stock by our employees through our employee stock purchase plan.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2009:

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$51,094	$4,479	$11,885	$11,965	$22,765
Purchase obligations(1)	29,854	29,854	—	—	—
Total contractual obligations	$80,948	$34,333	$11,885	$11,965	$22,765

(1)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We purchase all of our appliances from our contract manufacturer, Flextronics International, or Flextronics, which became our contract manufacturer through its acquisition of Solectron Corporation. We provide Flextronics with a rolling six-month forecast for planning purposes and place firm purchase orders for 30 days of expected purchases, which we are contractually committed to purchase. As of March 31, 2009, we had $18.4 million in aggregate non-cancellable purchase commitments placed with Flextronics. In addition, as of March 31, 2009, we had an additional $11.5 million of other non-cancellable purchase commitments with other third-party vendors.

On July 10, 2007, we entered into a lease for our new corporate headquarters. The term of the lease is from November 1, 2007 to October 31, 2017 and the approximate aggregate rent due over the term of the lease is $23.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $209,000, which we have funded.

In January 2008, we signed an agreement to lease approximately 100,000 square feet of office space adjacent to our existing corporate facility. The term of the lease is from January 1, 2009 to June 30, 2018 and the approximate aggregate rent due over the term of the lease is $24.0 million. Under the terms of the lease, we are obligated to provide a letter of credit for $1.2 million, which we have funded. In March 2009, we signed an amendment to reduce the letter of credit by $1.0 million, which was reclassified from restricted cash to cash and cash equivalents.

Our agreements with our channel partners and customers generally include certain provisions for indemnifying the channel partners and customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

At March 31, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $2.7 million, of which none is expected to be paid within one year. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlements with the taxing authority will occur.

Off-Balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the Notes to our Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our European revenue is denominated in Euros and British sterling. As a result, our European revenue is subject to foreign currency risk due to fluctuations in the value of the Euro and British sterling compared to the U.S. dollar. We had Euro-denominated revenue of approximately $10.3 million and $9.4 million for the three months ended March 31, 2009 and 2008, respectively.  We had British sterling denominated revenue of $2.2 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. In addition, we had $3.9 million and $379,000 in Canadian dollar denominated revenue for the three months ended March 31, 2009 and 2008, respectively.

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. As a result, our operating expenses and cash flows are subject to fluctuations in the value of the U.S. dollar compared to the British sterling, Euro, Canadian dollar and, to a lesser extent, the Australian and Singapore dollar, and Danish, Chinese, Korean, Taiwanese, New Zealand, Mexican, Malaysian, Israeli and Swedish currencies. We had foreign currency denominated expenses of approximately $27.2 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, we had approximately $11.6 million of accounts receivable denominated in Euros, $2.1 million of accounts receivable denominated in Canadian dollars, $2.0 million of accounts receivable denominated in British sterling and approximately $300,000 of accounts receivable denominated in Australian dollars.

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

We estimate that a 10% decline in the value of the U.S. dollar as measured against the other currencies in which our transactions are denominated would have negatively impacted our net income in the three months ended March 31, 2009 by approximately $2.7 million. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of high quality securities, including U.S. government agency securities, corporate bonds, money market funds, commercial paper and auction-rate securities. All investments, except for auction-rate securities, are classified as available-for-sale and held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended March 31, 2009 and 2008, our interest income would have declined approximately $104,000 and $216,000, respectively, assuming consistent investment levels.

At March 31, 2009, we held approximately $31.0 million in principal, valued at $27.7 million, of auction-rate securities, classified as long-term investments. In February 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted. An auction failure means that the parties wishing to sell securities could not. As a result, our ability to liquidate these investments and fully recover the carrying value of our investment was restricted. All of our auction-rate securities are currently AAA-rated by at least one rating agency.  Our auction-rate securities are taxable municipal revenue bond obligations which are supported by higher education student loan trusts.  These trusts contain student loans which are substantially backed by the U.S. Federal Government, via the U.S. Department of Education's Higher Education Act, which is known as the Federal Family Education Loan Program (FFELP). If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

In November 2008, we signed a broad-based settlement proposal from UBS in which we would have the right, in the form of a put option, to sell the securities back to UBS at par value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. We valued the put option using a discounted cash flow approach including estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction-rate securities beginning June 30, 2010. Based on the discounted cash flow model, we determined the fair value of the put option to be $3.2 million as of March 31, 2009. In connection with the put option, we transferred our auction-rate securities from available-for-sale to trading securities. The transfer to trading securities reflects management’s intent to exercise the put option during the period June 30, 2010 to July 2, 2012.

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

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, key personnel or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

 As a result of this economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations. Currency fluctuations relating to the financial crisis could also negatively affect our international customers’ ability or desire to purchase our products. In addition, continued weakness in the economy could cause some of our resellers and other customers to become illiquid, delay payments or adversely affect our collection on their accounts, any of which would result in a higher level of bad debt expense. In February 2009, one of our resellers filed for Chapter 11 bankruptcy. As of January 30, 2009, we had a trade receivable of $1.2 million from this reseller, for which we did not record an allowance. As part of the bankruptcy proceeding, a primary investor in this reseller agreed to purchase the assets and assume certain liabilities of this reseller in its efforts to recapitalize the reseller. On April 15, 2009, this investor purchased the assets of the reseller and assumed the $1.2 million liability payable to us. We agreed to have the $1.2 million liability paid to us in six equal monthly payments starting April 15, 2009.  We received our first payment of $208,000 on April 17, 2009.

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

We derive all of our revenue from sales of a single line of systems and related software, customer support and services, and if demand for these systems does not continue to grow, our business, results of operations and financial condition would be harmed.

We derive all of our revenue from sales of a single line of deduplication storage systems and associated customer support and services. As a result, we are vulnerable to fluctuations in demand for these systems, whether as a result of competing technologies and products, the impact of the continuing weakening of U.S. and global economic conditions, decreases or delays in corporate spending for information technologies, product obsolescence, lack of customer acceptance, technological change, customer budgetary constraints or other factors. As we have evolved our product line, we have continuously introduced products with more storage capacity and processing throughput, while the price per unit of storage capacity and processing throughput has declined. If demand for our systems does not continue to grow, our business, results of operations and financial condition would be harmed.

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

Our short-term investments portfolio has a relatively short duration consistent with our policy of principle preservation. As a consequence, our interest income is significantly affected from period to period by the level of short-term interest rates in effect during each period. During the fourth quarter of 2008, these rates were under significant downward pressure, and it is likely we will experience a significant diminution in interest income during the first quarter of 2009, and until short-term interest rates increase.

At March 31, 2009, we had $31.0 million of principal in auction-rate securities, valued at $27.7 million. All of our auction-rate securities are currently AAA-rated by at least one rating agency.  Our auction-rate securities are taxable municipal revenue bond obligations which are supported by higher education student loan trusts.  These trusts contain student loans which are substantially backed by the U.S. Federal Government, via the U.S. Department of Education's Higher Education Act, which is known as the Federal Family Education Loan Program (FFELP). In January 2008, these auction-rate securities had auctioned successfully. On February 14, 2008, the majority of these auction-rate securities failed to auction, causing access to these funds to be restricted, and each auction since then has failed. An auction failure means that the parties wishing to sell securities could not. In the fourth quarter of fiscal 2008, we classified these auction-rate securities as long-term investments, and have reclassified these securities from available-for-sale to trading. In November 2008, we signed a broad-based settlement proposal from UBS AG, or UBS, in which we have the right to sell the securities back to affiliates of UBS (the “put option”) at par value during the period from June 30, 2010 to July 2, 2012 if liquidity does not return to the auction-rate securities market sooner. The affiliates of UBS will retain the right to sell our auction-rate securities on our behalf, without prior notification, at any time prior to July 2, 2012 as long as we receive par value from such sale.  We will continue to monitor these investments going forward.

We expect to exercise our right, or put option, to sell our auction-rate securities under the UBS agreement. As of March 31, 2009, the put option was valued at $3.2 million and recorded in long-term investments. The net effect of the fair value of the put option and the fair value of the auction-rate securities for the three months ended March 31, 2009 was a gain of $65,000, which was recorded in other income (expense), net in our condensed consolidated statements of income. However, if we do not exercise the put option before July 2, 2012, this put option will expire and UBS will have no further rights or obligations to buy our auction-rate securities. As long as we hold our auction-rate securities, they will continue to accrue interest as determined by the auction process or the terms specified in the auction-rate securities if the auction process fails.

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

In the three months ended March 31, 2009, we derived approximately 21% of our revenue from international customers. We have sales personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Changes in our effective tax rate may reduce our net income in future periods.

If our international revenues do not grow in absolute dollars and as a percentage of total revenues, then our effective tax rate will not meet our planning objectives and our profitability will be negatively impacted. Our provision for income taxes is also subject to volatility and could be adversely affected by changes in the valuation of our deferred tax assets and liabilities; by jurisdictions in which profits are determined to be earned and taxed; by expiration of or lapses in the available tax credits; by transfer pricing adjustments; by the repatriation of non-U.S. earnings for which we have not previously provided U.S. taxes, by tax effects of nondeductible compensation; or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. We anticipate future audits from various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these future potential audits may result in an adverse effect on our operating results and financial condition.

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

U.S. Government officials have recently expressed interest in revising the tax code surrounding offshore tax havens.  While it is unclear when or how the code might be revised, if at all in this area, it is possible that in the future, we may experience a lower long-term benefit from our current tax strategy than currently contemplated.  The net result of this could be that we pay more U.S. taxes in the aggregate than if we had not pursued our current lower cost tax strategy.

Based on projections of future operations and profitability, we have recognized a benefit for all of our deferred tax assets, having reversed the then existing reserve against 100% of our deferred tax assets in the fourth quarter of 2008.  While this reversal was based on management’s good faith estimates of future profitability, the realization of any one of several of the risks within this risk factor section could result in lower or even no profitability for us over a sustained period, and the attendant inability to realize the benefit of the deferred tax assets.  In such event, we could be required to re-establish a reserve against such tax assets, which would have an unfavorable effect on our effective tax rate, or even require us to provision for income taxes during one or more periods of no income.

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

As of March 31, 2009, our accumulated deficit was approximately $17.4 million, and despite the fact we achieved profitability in fiscal 2008 and the three months ended March 31, 2009, we might incur additional losses in future periods. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and product development. In addition, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Our operating expenses are largely based on anticipated revenue trends, which could be negatively impacted by deteriorating global economic conditions, and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and annually and could result in substantial operating losses. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not generate sufficient revenue to maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. If we are not able to sustain profitability in the future, all or a portion of our net deferred tax assets may not be considered realizable, which could increase future income tax expense if we are required to establish a valuation allowance against our net deferred tax assets.

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

Our future success is dependent upon establishing and maintaining successful relationships with a large number of channel partners. A substantial majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future, particularly outside the United States. In the three months ended March 31, 2009 and 2008, approximately 75% and 83%, respectively, of our revenue was generated by sales through our channel partners. Accordingly, our revenue depends in large part on the effective sales and lead generation activities of these channel partners.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we grow our organization. We have no minimum purchase commitments from any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may provide incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our appliances. Our channel partners may choose not to offer our appliances exclusively or at all. Establishing relationships with channel partners who have a history of selling our competitors’ products may also prove to be difficult. In addition, some of our channel partners are also competitors. Our failure to establish and maintain successful relationships with channel partners would seriously harm our business and operating results. The weak economic situation will place additional pressures on this channel model, since we may experience the failure of one or more of our resellers, potentially resulting in our inability to collect outstanding receivables from such resellers, and necessitating additional efforts on our part to replace such resellers in order to maintain access to the various markets around the globe.

If we fail to manage growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further expansion of our operations and headcount will be required. For example, our headcount increased from 777 employees as of December 31, 2008 to 827 employees as of March 31, 2009. Our growth has placed, and any future growth will place, significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, train, integrate and retain a large number of highly skilled and motivated employees. We will also need to continue to improve our financial and management controls and reporting systems and procedures. We implemented new enterprise resource planning software for our finance and inventory management processes in October 2007, and we may in the future upgrade other finance, sales and inventory management systems. We could encounter delays or difficulties in implementing any of these systems. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed.

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

Our capacity expansion shelves and the chassis for our DD 6XX appliances are currently supplied exclusively by a single vendor, Xyratex Technology Limited, or Xyratex. Neither our agreement with Xyratex, nor any agreement between Flextronics and Xyratex, provides for specific quantities or inventory levels of expansion shelves or the DD 6XX chassis. Instead, Flextronics provides purchase orders to Xyratex on a monthly basis based on purchase orders we place with Flextronics and our forecasts.  If Flextronics is unable to acquire the expansion shelves or DD 6XX chassis from Xyratex for whatever reason, the manufacturing of our expansion shelves and DD 6XX appliances could be interrupted and shipments could be delayed and revenue could be deferred or lost. Our agreement with Xyratex for expansion shelves has a three-year term ending in March 2010, subject to early termination by either party under certain circumstances.

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

We acquire the chassis used in our appliances other than the DD 6XX appliances and expansion shelves from a single vendor, Super Micro Computer, Inc., or Super Micro. Neither we nor Flextronics has an agreement with Super Micro providing for specific quantities or inventory levels of chassis. We or Flextronics order chassis under a standard purchase order arrangement with Super Micro or its distributor.

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

The market in which we currently operate is rapidly developing. We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either in a timely manner or at all. Our business depends upon the introduction of successive new generations of products with improved performance, capacity and functionality. We anticipate that for future product introductions we will be required to establish new relationships with original design manufacturers (ODMs) and other suppliers on whom we will be dependent for design services, component supplies, manufacturing and support.  Establishing new suppliers can be time consuming and costly, and new designs and new suppliers present risks of delay, costs, functionality/performance, quality and availability. If we fail to introduce successive new generations of products with improved the performance, capacity and functionality, and/or fail to successfully establish relationships with ODMs and other suppliers on whom we will be dependent for achieving our objectives, then our business and gross margins could be negatively impacted. We also may not be able to develop our products in a manner that enables us to successfully address the needs of other parts of the enterprise storage market. For example, we have recently introduced products for classes of applications other than backup and disaster recovery. These nearline classes of applications, such as archival storage and fixed-content data storage, manage largely static files and benefit from the fast storage and retrieval of disk-based systems, but do not require the performance characteristics of primary storage. Our failure to extend our deduplication technology into these nearline applications, particularly if our competitors are able to do so, could harm our business. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would harm our business.

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

Our appliances are involved in storing and replicating mission-critical data for our customers. The process of storing and replicating that data is highly technical and complex. If any data is lost or corrupted in connection with the use of our appliances, our reputation could be seriously harmed and market acceptance of our appliances could suffer. In addition, our appliances have contained and may in the future contain software errors, hardware defects or security vulnerabilities. We rely on our suppliers to deliver high quality components for use in our products and we have limited or no control over our suppliers’ product development and production processes. Some software errors or defects in the hardware components of our appliances may only be discovered after an appliance has been installed and used by customers. In April 2007, we initiated a field replacement program to replace a circuit board used in some of our appliances. To date, these circuit boards have experienced failures in less than 1% of the appliances that we believe are potentially affected. All of the circuit boards that have failed were manufactured by fabricators that are no longer supplying parts for use in our appliances. Through the replacement program, we are offering to replace the potentially affected circuit boards with circuit boards manufactured by a particular fabricator. We accrued estimated warranty costs of $1.2 million in the first quarter of 2007 for this replacement program. We accrued an additional $450,000 in the third quarter of 2007 to expand this program for additional circuit boards used in some of our appliances. During the second quarter of 2008, we recorded an additional charge of $25,000 as we revised our estimate of the costs of the replacement program. These estimates were based on the number of circuit boards we expect to replace under the program, the anticipated cost of replacement and refurbishment and other associated costs. As of March 31, 2009, we had incurred approximately $1.6 million of costs associated with these field replacement programs and $22,000 remained in accrued liabilities to cover future costs for the units potentially affected. Although we believe our estimates and judgments for the replacement program are reasonable, if the problem is more extensive than we currently believe or the actual costs of the program otherwise exceed our estimate, our operating results will be negatively impacted. Any such errors, defects or security vulnerabilities discovered in our appliances after commercial release could result in loss of revenue, loss of customers, increased service and warranty cost, harm to our reputation and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our appliances.

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

Third parties may also assert infringement claims relating to our appliances against our customers and channel partners. Any of these claims may require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally are obligated to indemnify our channel partners and our customers from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages to, or on behalf of, our customers or channel partners, which could seriously harm our business.

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

Developing our products is expensive, and our investment in product development may involve a long investment return cycle. For the three months ended March 31, 2009, our research and development expenses were $14.2 million, or approximately 18.0% of revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may not generate positive returns in the near term, or at all.

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

The effective date of the registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 001-33517) for our initial public offering was June 26, 2007. As a result of our initial public offering, we raised a total of $109.3 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. To date, we have not used any of the proceeds from our initial public offering for operating activities. We have invested all of the net proceeds in short-term investment grade instruments. None of the payments were made, directly or indirectly, to our directors, officers or persons owning 10% or more of our common stock.

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

Data Domain, Inc.

Date: May 8, 2009	/s/ Michael P. Scarpelli
Michael P. Scarpelli, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)